Form 10QSB
period 2004-09-30
GIFT LIQUIDATORS INC
filed 2004-11-15
CIK 1286218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------     -----------------

                        Commission file number 000-50675

                                   -----------

                             GIFT LIQUIDATORS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Oklahoma                                               73-0731559
         --------                                               ----------
(State of or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification Number)


4020 Will Rogers Pkwy., Suite 700, Oklahoma City, Oklahoma          73108
----------------------------------------------------------          -----
(Address of principal executive offices)                          (Zip Code)

        Registrant's Telephone Number, Including Area Code (405) 948-8555


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ( X )  No (   )

     Indicate by check mark whether the registrant is an accelerated filter (as defined in Exchange Act Rule 12b-2).
Yes (    ) No ( X )

     The number of shares outstanding of each of the Registrant's classes of common stock, as of September 30, 2004, was as follows:

                     Class                              Number of Shares
                     -----                              ----------------
         Common Stock, $.01 par value                   1,770,717 shares

                             GIFT LIQUIDATORS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

Item 1,  Financial Statements
-------  --------------------

         a)     Balance Sheet as of September 30, 2004 and December 31, 2003

         b) Statement of Income for the three months and nine months ended September 30, 2004 and 2003

         c) Statement of Cash Flows for the nine months ended September 30, 2004 and 2003

         d) Statement of Changes in Stockholders Equity for the nine months ended September 30, 2004

         e)     Notes to Financial Statements

Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition
-------  -----------------------------------------------------------------

Item 3,  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

Item 4,  Controls and Procedures
-------  -----------------------

PART II - OTHER INFORMATION
---------------------------

Item 1,  Legal Proceedings
-------  -----------------

Item 2-6,    Not applicable and omitted
---------    --------------------------

Exhibits
--------

   31       Certifications under Section 302
   32       Certifications under Section 906

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                        GIFT LIQUIDATORS, INC.
                                            Balance Sheets
                                             (Unaudited)
                               As of September 30, 2004 and December 31, 2003

                                                                      2004                   2003
                                                                    ---------              ---------

ASSETS

    Current Assets
        Cash                                                        $   2,611              $  11,698
        Accounts Receivable -affiliated entity                         46,535                   --
        Advances to affiliated entity                                  41,000                   --
        Inventory                                                     160,893                315,045
                                                                    ---------              ---------

             Total Assets                                           $ 251,039              $ 326,743
                                                                    ---------              ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities
        Accounts payable                                            $    --                $   6,500
        Accounts payable-affiliated entity                               --                   12,304
        Accrued liabilities                                              --                    1,173
                                                                    ---------              ---------

             Total Current Liabilities                                   --                   19,977
                                                                    ---------              ---------

    Stockholders' Equity
        Preferred stock, par value $0.01, 1,000,000 shares               --                     --
             authorized, none issued

        Common stock, par value $0.01, 24,000,000 shares
             authorized, 1,770,717 issued and outstanding              17,707                 17,707

        Additional paid-in capital                                    382,493                382,493
        Retained earnings                                            (149,161)               (93,434)
                                                                    ---------              ---------

             Total Stockholders' Equity                             $ 251,039              $ 306,766
                                                                    ---------              ---------

             Total Liabilities and Stockholders' Equity             $ 251,039              $ 326,743
                                                                    ---------              ---------



The accompanying notes are an integral part of these financial statements




                                               GIFT LIQUIDATORS, INC
                                              Statements of Operations
                                                   (Unaudited)


                                                                  For the three months              For the nine months
                                                                   ended September 30,              ended September 30,
                                                                  2004             2003            2004             2003
                                                               ---------        ---------        ---------        ---------

Revenues
        Net Sales                                              $  45,424        $  35,128        $ 236,170        $ 274,312

Costs and expenses

        Cost of products sold                                     30,298           20,857          161,639          169,087
        Selling and marketing                                     15,194           13,761           58,122           77,922
        General and administrative                                25,367           16,537           72,136           57,300
                                                               ---------        ---------        ---------        ---------

Income (loss) from operations                                    (25,435)         (16,027)         (55,727)         (29,997)

Income tax expense                                                     0                0                0                0
                                                               ---------        ---------        ---------        ---------

Net income (loss)                                              $ (25,435)       $ (16,027)       $ (55,727)       $ (29,997)
                                                               ---------        ---------        ---------        ---------

Basic and diluted earning (loss) per common share              $   (0.01)       $   (0.01)       $   (0.03)       $   (0.02)

Basic and diluted weighted average shares outstanding            1770717          1770717          1770717          1770717



The accompanying notes are an integral part of these financial statements.




                                           GIFT LIQUIDATORS, INC
                                          Statements of Cash Flows
                                               (Unaudited)
                                  For the nine months ended September 30,


                                                                            2004                  2003
                                                                          ---------             ---------

Cash Flow from Operating Activities:
        Net income (loss)                                                 $ (55,727)            $ (29,997)

        Adjustments to reconcile net income (loss)
        to net cash provided (used) by operating activities
             (Increase) decrease in accounts receivable                     (46,535)              (77,225)
             (Increase) decrease in inventories                             154,152               161,362
             Increase (decrease) in account payable                         (18,804)              (50,112)
             Increase (decrease) in accrued liabilities                      (1,173)                 --
                                                                          ---------             ---------

             Total adjustments                                               87,640                34,026
                                                                          ---------             ---------

        Net cash provided by operating activities                            31,913                 4,028

Cash Flows from Investing Activities                                           --                    --
Cash Flows from Financing Activities
             Advances to affiliates                                         (41,000)                 --
                                                                          ---------             ---------

Increase (decrease) in cash                                                  (9,087)                4,028

Cash, beginning of period                                                    11,698                  --
                                                                          ---------             ---------
Cash at end of period                                                     $   2,611             $   4,028
                                                                          ---------             ---------


Supplemental Disclosures
------------------------

        Cash paid during year for
             Interest                                                     $    --               $    --
             Taxes                                                        $    --               $    --


The accompanying notes are an integral part of these financial statements




                                                  GIFT LIQUIDATORS, INC
                                      Statements of Changes in Stockholders' Equity
                                                     (Unaudited)
                                      For the nine months ended September 30, 2004



                                                                                 Additional
                                                                    Common        Paid-in         Retained
                                                    Shares          Stock         Capital         Earnings        Total
                                                    ------          -----         -------         --------        -----


Balance, December 31, 2003                         1,770,717        $17,707       $382,493        $ (93,434)     $306,766
Net Loss                                                                                            (55,727)      (55,727)
                                            -----------------------------------------------------------------------------
Balance, September 30, 2004                        1,770,717        $17,707       $382,493        $(149,161)     $251,039
                                            -----------------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements

                             Gift Liquidators, Inc.
                          Notes to Financial Statements
                 As of September 30, 2004 and September 30, 2003

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared by Gift Liquidators, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-QSB and Item 310 of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments, which are, in the opinion or management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended December 31, 2003, as filed with our Form 10-SB. Results for interim periods are not necessarily an indication or results to be expected for the year.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Inventories
-----------

The Company values inventory at the lower of actual cost or its current estimated market value. The Company regularly reviews inventory quantities on hand, by item, and records a provision for excess inventory based primarily on the Company's historical experience and estimated forecast of product demand using historical sales data relative to the quantity on hand for each item. A significant decrease in demand for the Company's products could result in an increase in the amount of excess inventory quantities on hand.

Income Taxes
------------

The Company applies the liability method of accounting for income taxes. Under the liability method, deferred income taxes are provided on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements and carry forwards that will result in taxable or deductible amounts in future periods. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws. Additionally, the Company provides a valuation allowance on deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings Per Share
------------------

Basic and diluted earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Basic and diluted earnings per share are the same for all periods presented.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

                             Gift Liquidators, Inc.
                          Notes to Financial Statements
                 As of September 30, 2004 and September 30, 2003

Revenue Recognition
 -------------------

The Company recognizes revenue at the point of sale which occurs when inventory is shipped to its customers. Due to the nature of liquidation inventory, the Company does not generally accept returns. The exception to this policy is for merchandise damaged in shipment, the majority of which is covered by the carrier's insurance.


NOTE 3 - RELATED PARTY TRANSACTIONS

All of the Company's inventory was obtained from Laid Back Enterprises Corp. ("Laid Back"). The Company did not acquire any inventory from Laid Back for the nine month periods ending September 30, 2003, or September 30, 2004. All of the accounts receivable of approximately $47,000 on September 30, 2004 is from Laid Back.

The Company is completely dependent on Laid Back for its operations. Laid Back provides inventory financing; office and warehouse space; warehousing and shipping services; accounting, clerical and administrative support; and management. These services are provided pursuant to an administrative services agreement.

The following table lists the marketing, sales and administrative expenses incurred in the first nine months of 2004 and 2003 under the administrative services agreement.

                                       Administrative Services Billing
                                         For the Three Months Ended

                                       September 30, 2004   September 30, 2003
                                       ------------------   ------------------

Marketing & Sales                          $ 15,194                $  9,262
Administrative                             $  6,768                $ 10,918
Shipping                                   $  1,479                $  1,444
                                           --------                --------
                                           $ 23,441                $ 21,624
                                           ========                ========


                                       Administrative Services Billing
                                         For the Nine Months Ended

                                       September 30, 2004   September 30, 2003
                                       ------------------   ------------------

Marketing & Sales                          $ 58,122                $ 73,422
Administrative                             $ 24,462                $ 27,176
Shipping                                   $  7,487                $ 11,539
                                           --------                --------
                                           $ 90,071                $112,137
                                           ========                ========


Amounts receivable from or payable to Laid Back are non interest bearing and are due on demand.

The Company advanced Laid Back $15,000 in August 2004 and $26,000 in September 2004. These cash advances are due on demand and are non interest bearing.

In August of 2004, the Company received a tax refund of approximately $34,000 which was payable to Laid Back under a tax sharing agreement. The receipt was recorded as a reduction of accounts receivable from Laid Back.

                             Gift Liquidators, Inc.
                          Notes to Financial Statements
                 As of September 30, 2004 and September 30, 2003


NOTE 4 - MAJOR CUSTOMERS AND CONCENTRATIONS

All inventory has been acquired from Laid Back and all sales have been arranged by personnel of Laid Back to customers of Laid Back.

During the nine months ended September 30, 2003, one customer accounted for 16.9% of sales. For the nine months ended September 30, 2004, one customer accounted for 10.7% of sales.


NOTE 5 - LITIGATION AND COMMITMENTS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company's financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with the Notes to the Financial Statements in Item 1 of this Quarterly Report on Form 10-QSB and the Company's information on Form 10-SB for the year ended December 31, 2003. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the Company's information on Form 10-SB under the heading of "Risk Factors". Actual results may differ materially from those contained in any forward-looking statement.


SEGMENTS

The Company operates in one core segment. The Company's core business is the wholesale distribution of a diverse line of gift and novelty products that are acquired in closeouts from gift developers and distributors. The Company also operates a seasonal retail store operation to liquidate small quantities of close out merchandise during the Christmas season. The store operation remains open for approximately one month. The retail operation accounts for less than 5% of annual sales and management does not consider it as a material or significant component of its core business and thus, has not presented this operation separately from the core wholesale close out business.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     Net Sales of approximately $45,000 in the quarter ended September 30, 2004 was a 29% increase over the approximately $35,000 in sales for the quarter ended September 30, 2003. This increase was primarily the result of several large accounts placing orders in the quarter ended September 30, 2004 for floral items. This increase in sales was offset by the fact that these large accounts received larger discounts in the quarter ended September 30, 2004 than was given in the quarter ended September 30, 2003. This resulted in the quarter ending September 30, 2004 having a cost of goods sold of 66.7% versus a cost of goods sold of 59.4% in the September 30, 2003 quarter.

     Selling and marketing expenses remained relatively flat at approximately $15,000 for the quarter ended September 30, 2004, but was only 33.4% of sales versus 39.2% in the quarter ended September 30, 2003 due to the increase in sales discussed above. Administrative cost increases of approximately $9,000 in the September 30, 2004 quarter vs. the September 30, 2003 quarter were primarily attributable to fees associated with preparing the Form 10-SB, and subsequent amendments.

     In October 2004, the Company received notice from the Securities Exchange Commission that it had an active registration statement and would be responsible for reporting under the Securities Exchange Act of 1934.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     Net Sales of approximately $236,000 for the nine month period ended September 30, 2004 were down 14% compared to approximately $274,000 for the nine month period ended September 30, 2003. The bulk of this decline can be attributed to a decline in floral item sales, the largest selling category of GLI's inventory the past two years.

     Gross profit, defined as net sales less cost of goods, declined approximately $30,000 to approximately $75,000 in the nine months ended September 30, 2004. The decrease in gross margin percentage from 38.4% in the quarter ended September 30, 2003 to 31.6% in the quarter ended September 30, 2004 was driven primarily by the continuing change in product mix. Sales for 2004 were composed of a higher percentage of dried stem floral arrangements which carried smaller margins than the silk floral products sold in 2003.

Selling and marketing expenses in the nine months ending September 30, 2004 declined approximately $20,000 compared to the September 30, 2003 nine months, and equaled 24.6% of net sales in the nine months ending September 30, 2004 versus 28.4% of net sales for the nine months ended September 30, 2003. The decline in selling and marking expenses was due to lower commissions on the above discussed reduced sales. Administrative cost increases of approximately $15,000 in the nine months ending September 30, 2004 vs. the nine months ending September 30, 2003 were primarily attributable to fees associated with finalizing the audits of the last two years and Form 10-SB, and subsequent amendments.

     Sales are currently dependent upon Laid Back providing merchandise to the Company at prices attractive enough to generate a profit. Until the Company generates additional sources of close out merchandise beyond Laid Back, the items available and/or the prices that the Company could acquire these items in future periods could materially affect the gross margin the Company could make.

Liquidity and Capital Resources

     We have financed our operations primarily from operations and trade credit from Laid Back. Since Laid Back ships and collects the Company's merchandise under an administrative agreement, the Company is dependent upon the timely payment from Laid Back to adequately provide cash to operate the Company. At September 30, 2003, receivables from Laid Back were approximately $143,000 versus receivables of approximately $47,000 on September 30, 2004. The Company generated approximately $32,000 for operations in the nine months ended September 30, 2004 and generated approximately $4,000 in the nine months ended September 30, 2003.

     In August 2004, the Company received a tax refund of approximately $34,000. This refund was due to Laid Back under a tax sharing agreement, incorporated herein by reference to Form 10-SB. The refund was recorded as a reduction of accounts receivables due Laid Back. The Company advanced Laid Back $15,000 in August 2004 and $26,000 in September 2004. These advances are due on demand and are non interest bearing.

     Inventory purchases are financed through vendor credit from Laid Back. It is unlikely that the Company could obtain similar credit terms from other vendors as cash payments are the normal form of payment to manufacturers for liquidation inventory. It would be necessary for the Company to liquidate a portion of its current inventory to fund cash purchases from other vendors. Due to the nature of the product mix, the timing of significant sales is not predictable. The limited liquidity and the availability of cash from selling current inventories may result in the Company being unable to make purchases that it might otherwise make.

     The Company has not generated significant sales or earnings. The limited activity in cash generated from operations in the nine months ended September 30, 2004 and the nine months ended September 30, 2003 and the dependence on trade financing for inventory, make the Company believe that it may need to seek a merger partner with more financial resources for the Company to grow its business. Laid Back extends the Company credit to purchase its close out inventory (trade credit) which the Company is unlikely to receive from other manufacturers as most close out merchandise is sold on cash terms. The size and nature of the Company's business make it unlikely that the Company would be able to obtain conventional bank lending for its liquidity or inventory needs.

     The Company had no fixed assets and no trade liabilities at September 30, 2004. The Company does not currently contemplate purchasing any fixed assets or incurring any debt other than trade payables generated from its operations or inventory purchases in the near future.


CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies", issued by the Securities and Exchange Commission ("SEC"), advises companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.
Note 2 of the Notes to Financial Statements on the Company's Initial Report on Form 10-SB for the year ended December 31, 2003, includes a summary of the significant accounting policies and methods used in the preparation of the Company's Financial Statements. The following is a brief discussion of those accounting policies and methods used by the Company which require subjective judgments and are considered critical to understanding the Company's financial condition, results of operations and cash flows.

Inventory

     The Company values inventory at the lower of the actual cost or its current estimated market value. The Company regularly reviews inventory quantities on hand, by item, and records a provision for excess inventory based primarily on the Company's historical experience and estimated forecast of product demand using historical data relative to the quantity on hand for each item. A significant decrease in demand for the Company's products could result in an increase in the amount of excess inventory, however, the Company manages inventory and product purchases to minimize this risk.


RECENTLY ISSUED ACCOUNTING STANDARDS

     The information set forth in Part F/S, Financial Statements and Supplementary Data, Notes to Financial Statements, Note 2 -New Accounting Pronouncements, on Form 10-SB is incorporated herein by reference thereto.


FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, "anticipate", "believe", "expect", "intend", "may", "planned", "potential", "should", "will", or "would". The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, the Company's seasonality of revenues, the actions of competitors, the ability to acquire inventory at favorable prices, and the current and future outlook of the global retail market and other factors.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2004, there have been no material changes in the Company's market risks as described in the Company's Annual Report on Form 10-SB for the year ended December 31, 2003. Due to the limited history of this activity, the company does not yet have market history to develop quantitative or qualitative metrics to evaluate market risk.

ITEM 4.  CONTROLS AND PROCEDURES

     Based on the evaluation required by paragraph (b) of Rule 13a-15 or 15d-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), are effective.

     There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

     The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEMS 2, 3, 4, 5 & 6 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GIFT LIQUIDATORS, INC.
                                            (Registrant)

November 11, 2004                           By: /s/Ronald G. Hurt
                                                --------------------------------
                                                   Ronald G. Hurt
                                                   (Chief Financial Officer)
                                                   (Principal Financial and
                                                    Accounting Officer)