Form 10KSB
period 2004-12-31
GIFT LIQUIDATORS INC
filed 2005-04-15
CIK 1286218

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2004

       [ ] TRANSITION REPORT UNDERS SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                               -------------------

                        Commission file number: 000-50675


                             GIFT LIQUIDATORS, INC.
                             ----------------------
                 (Name of small business issuer in its charter)


              OKLAHOMA                                 73-0731559
              --------                                 ----------
     (State or Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

4020 Will Rogers Pkwy., Suite 700, Oklahoma City, Oklahoma          73108
(Address of principal executive offices)                          (Zip Code)

                     Issuer's telephone number: 405-948-8555

        Securities to be registered under Section 12(b) of the Act: None

           Securities to be registered under Section 12(g) of the Act:

                           Common Stock, .01 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year, ended December 31, 2004 were:
$278,043.

The aggregate market value of the voting and non-voting common stock held by non-affiliates based upon the closing bid price for the common stock on March 8, 2005, as reported on the NASD Bulleting Board system, was $ 101,443. Shares of common stock held by each officer and director and each person who owns more than 5% of the outstanding common stock have been excluded based upon a determination that such persons are, or may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The issuer had 1,770,717 shares of common stock outstanding as of March 8, 2005.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

TABLE OF CONTENTS

                                     PART I
                                                                            Page

Item 1.   Description of Business...........................................   2
Item 2.   Description of Properties.........................................   8
Item 3.   Legal Proceedings.................................................   8
Item 4.   Submission of Matters to a Vote of Security Holders...............   8


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters..........   8
Item 6.   Management's Discussion and Analysis .............................   9
Item 7.   Financial Statements..............................................  12
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..............................................  12
Item 8A.  Controls and Procedures...........................................  12
Item 8B.  Other Matters.....................................................  13

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons:
          Compliance with Section 16(a) of the Exchange Act.................  13
Item 10.  Executive Compensation............................................  14
Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters...................................  14
Item 12.  Certain Relationships and Related Transactions....................  17
Item 13.  Exhibits and Reports on Form 8-K..................................  18
Item 14.  Principal Accountant Fees and Services............................  19


Signature Page    ..........................................................  20

                              FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm..................... F-1
Balance Sheets.............................................................. F-2
Statements of Operations.................................................... F-3
Statement of Cash Flows..................................................... F-4
Statements of Changes in Stockholders' Equity............................... F-5
Notes to Financial Statements............................................... F-6

                                     PART I

     Certain statements contained in this Form 10-KSB constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, that there will be no material adverse change in the Company's operations or business, and that the Company will be able to continue to attract and retain skilled employees necessary for its business, among other things. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions. All of these assumptions are difficult or impossible to predict accurately and many are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of risks presented by the Company's business and operations which could cause the Company's financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Such risks include delay or failure in fundraising efforts, failure to retain adequate personnel and shifts in market acceptance of the Company's products, among others. Management decisions are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Annual Report on Form 10-KSB, the inclusion of such information should not be regarded as a representation by the Company that the Company's objectives or plans will be achieved. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward looking statements.


                                     PART I

Item 1. Description of Business.

     Gift Liquidators, Inc. (the "Company") is a wholesale distributor of a diverse line of gift and novelty products that are acquired in closeout from other gift developers, distributors and wholesalers. To date, all of the products have been acquired from Laid Back Enterprises, a private company affiliated with the Company and owned by the Company's executive officers, but the Company is looking for additional sources of products and to develop additional sales through an internet presence. The Company normally operates a seasonal retail business for its products during the Christmas holiday season, however, in 2004 the Company did not operate a retail store.

     The Company sells its products through trade shows, catalogues and independent sales representative sales firms. Retailers selling the Company's products throughout the United States include specialty gift stores as well as department stores and in some cases discounters.

     The principal executive offices of the Company are currently shared with Laid Back at 4020 Will Rogers Parkway, Suite 700, Oklahoma City, Oklahoma 73108 and its telephone number is (405) 948-8555.

History

     The Company was incorporated in 1963 as Dorsett Educational Systems, Inc. From 1963 through the mid 1980's, the Company was in the business of developing and marketing educational material. During that same period, the stock of the Company was publicly traded.

     In 1990 that Company acquired in a stock for stock exchange a privately owned business that developed marketed and distributed a diverse line of gift and novelty products and changed its name to Laid Back Enterprises, Inc. From that date until December, 2002 the Company continued its development, marketing and distribution of gift products, seasonal retailing and closeout liquidation of gift products.

     In December 2002 the shareholders of the Company approved the split-off of the product development and distribution business to two of the Company's executives in exchange for a substantial amount of their stock in the Company. At that same meeting the shareholders approved the change of the Company's name to Gift Liquidators and the split-off business was named Laid Back Enterprises Corporation ("Laid Back").

Relationship with Laid Back

     Under the split-off agreement between the Company and Laid Back, substantially all of the employees of the Company went to work for Laid Back and under an administrative services agreement between the companies, certain administrative functions, facilities and personnel have been shared until the Company establishes its own administrative operating systems and hires its own personnel. The administrative services agreement, for which the Company reimburses Laid Back, includes sales, marketing, accounting and customer service.

     The Company has acquired its entire inventory from Laid Back at prices estimated to be the lower of cost or realizable market value. Merchandise acquired from Laid Back includes silk floral arrangements, apparel items, pet products and age related novelty gifts.

Products and Wholesale Operations

     The Company acquires gift merchandise at a discount from manufacturers selling excess inventory for resale to its large customer base. To date, the Company has acquired its entire inventory from Laid Back. Currently the Company is liquidating silk floral arrangements, apparel items, pet products and age related novelty gifts.

Customers

     The Company's core customers are approximately 12,000 independent gift retailers throughout the country. In addition, we sell to national chains, mass merchants, department stores and catalogers, including Robinson-May, Marshalls and HG Buying. In 2004, the Company had three customers with sales exceeding 5% of the Company's sales: Robinson-May 14%, Marshalls 9%, and HG Buying 7%.

Retail Operations

     Annually, with the exception of 2004, during December, the Company operates a retail store operation to liquidate small quantities of close out merchandise during the Christmas season. The store only remains open for approximately one month. Occasionally, the Company will open the retail store operation during the spring around Mothers Day or Valentines Day depending on the merchandise available in its inventory. The retail operation accounts for less than 5% of annual sales and is not a material component of the Company's sales.

Seasonality

     The Company historically has experienced and expects to continue to experience certain seasonal fluctuations in its sales and net income. The Company generally has experienced relatively lower sales for the first half of the calendar year, and a substantial increase in sales from the summer vacation season through the Christmas holiday season. The Company expects this trend to continue for the foreseeable future.

Competition

     The Company operates in a large and highly fragmented industry characterized by multiple and relatively undeveloped channels of distribution. The Company competes with numerous developers and distributors of gift and novelty items including to some degree businesses that sell closeout or slow merchandise to the Company. The barriers to entry in the gift and novelty business are relatively low and there are a significant number of companies both domestic and foreign, that develop and sell gift and novelty items at low prices.

Growth through Acquisitions

     The Company will consider strategic acquisition of other companies that will provide growth to the Company. The Company has not identified any other companies and is not in discussions with anyone at this time.

Administrative Offices

     The Company currently maintains offices and warehouse facilities at 4020 Will Rogers Parkway, Suite 700, Oklahoma City, Oklahoma 73108 and additional warehouse space at 10 S. MacArthur, Oklahoma City, Oklahoma 73108 which are also the facilities for Laid Back. The Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining additional office or warehouse facilities at any time in the foreseeable future. The Company pays for the facilities, personnel and for other services under an administrative services agreement, incorporated herein by reference, with Laid Back.

Employees

     The Company currently has no full time employees. The Company contracts with Laid Back for providing personnel as well as other services under an administrative services agreement.

Risk Factors

     Product Obsolescence. The Company's business is liquidation of slow moving and closeout gift merchandise. Because consumer preferences can and do change rapidly, the Company's success will ultimately depend on its ability to identify products that are still marketable and priced at a point where the Company can sell its products quickly enough to generate a profit before the demand diminishes.

     Need For Additional Financing. The Company has very limited funds. In order to grow its business the Company will have a need for additional working capital. The Company may seek such capital through acquisitions, debt financing, consignment agreements or equity offerings. Any acquisitions or equity financing would be dilutive to shareholders. Adequate funds may not be available when needed or on terms acceptable to the Company. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

     Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations significantly without additional capital or substantial dilution through issuance of stock for an acquisition. The Company's probable inability to grow or diversify its activities will subject the Company to economic fluctuations as a liquidator or slow or old inventory within the gift industry and therefore increase the risks associated with the Company's operations.

     Dependence on Laid Back. Under the administrative services agreement, the Company relies on Laid Back to provide it with facilities, personnel, financial and managerial services. Until the Company can increase its business it is limited to using Laid Back for providing these critical services. Laid Back has also provided 100% of the products the Company has distributed. If Laid Back ceased selling product to the Company or offered it for sale at prices higher than the Company could reasonably re-market and make a profit, the Company would be forced to seek other suppliers under terms or prices that might not be favorable.

     Dependence upon Management; Limited Participation of Management. The Company currently has only two individuals who are serving as its officers on a part time basis. The Company will be heavily dependent upon their skills, talents, and abilities to develop its business, and may, from time to time, find that the inability of the officers to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan or a loss to the business.

     Indemnification of Officers and Directors. Oklahoma Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

     Director's Liability Limited. Oklahoma Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

     Conflicts of Interest. Certain conflicts of interest exist between the Company and its officers who own Laid Back. Those officers have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company.

     Competition. The Company competes with numerous developers and distributors of gift and novelty items including to some degree businesses that sell closeout or slow merchandise to the Company. The barriers to entry in the gift and novelty business are relatively low and there are a significant number of companies both domestic and foreign that develop and sell gift and novelty items at low prices.

     No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

     No Public Market Exists. Although the Company's stock had limited trading over 20 years ago, there has been no meaningful public market for the Company's shares of stock since. There can be no assurance that a market will develop even though the Company's stock is listed for trading with the NASD Bulletin Board, or that if developed it will be sustained. The current stockholders and purchasers of the Company's securities may therefore have difficulty in selling such securities should they desire to do so. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the Company's securities. Owing to the potentially low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

     Regulation of Penny Stocks. The Company's securities, may be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of shareholders to sell their securities in any market that might develop therefore.

     In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of shareholders to sell the securities of the Company in any market that might develop for them.

     Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

     Rule 144 Sales. All of the outstanding shares of Common Stock held by present officers and directors would be considered "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. The balance of the issued and outstanding shares of the Company were either sold initially by the Company in a registered offering in the 1960's or have been held substantially in excess of two year. Non-affiliate shareholders who have held their shares for under Rule 144(K) two years are eligible to have freely tradable shares.

Item 2. Description of Properties

     The Company has no real property. The Company does currently maintain an office and warehouse facility with Laid Back at 4020 Will Rogers Parkway, Suite 700, Oklahoma City, Oklahoma 73108 and an additional warehouse facility at 10 S. MacArthur, Oklahoma City, Oklahoma 73108. The Company has no rent obligations for the use of these facilities but does pay Laid Back for the use of the facilities, for personnel and for other services under an administrative services agreement. The Company does not believe that it will need to change this arrangement or need more facility space at any time in the foreseeable future in order to carry out its plan of operations described herein.

Item 3. Legal Proceedings

     The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

     No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to any litigation.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the Company's shareholders for a vote from January 1, 2004 to December 31, 2004.


                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

     The Company's shares of common stock had not traded on the Over-the Counter Bulletin Board or in "Pink Sheets" for a number of years. The Company applied to the NASD for a trading symbol and listing on the Over-the Counter Bulletin Board. Subsequent to December 31, 2004, on February 22, 2005, the Company received approval of its listing on the Over-The Counter-Bulletin Board ("OTCBB") under the symbol "GFTL.OB". Trading of the common stock has been limited and sporadic, with two trades taking place on March 4, 2005 and March 8, 2005 at a price of $.10.

     At March 8, 2005 there were 587 holders of record of the Company's common stock.

     The Board of Directors does not anticipate paying dividends at anytime in the foreseeable future.

Item 6. Management's Discussion and Analysis of Operations

     You should read the following discussion of our financial condition and results of operations with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in this Annual Report under the heading of "Risk Factors". Actual results may differ materially from those contained in any forward-looking statement.

Results of Operation

                                             Year Ended      Year Ended
                                            Dec. 31, 2004   Dec. 31, 2003
                                            -------------   -------------
Summary of Operations (000's)
          Net Sales                                278             383
          Cost of Goods                            220             293
                                              --------        --------
          Gross Profit                              58              90
          Selling & Marketing                       81             103
          General & Administration                  87              83
                                              --------        --------
          Income Before Taxes                     (110)            (96)
          Income Taxes (Benefit)                     0               0
                                              --------        --------
          Net Loss                                (110)            (96)

Balance Sheet
          Inventory                                 97             315
          Stockholder's Equity                     196             307


     The following tables set forth selected results of operations expressed as a percentage of net sales for the period indicated. As a result of operational changes, strategic changes and product mixes, period-to-period comparison of financial results may not be meaningful and the results of our operation for historical periods may not be indicative of our future results.

                                    Year Ended                 Year Ended
                                 December 31, 2004         December 31, 2003
                                 -----------------         -----------------

Net Sales                             100.0%                     100.0%
Cost of Goods                          79.0                       76.5
Gross Profit                           21.0                       23.1
Selling & Marketing                    29.3                       26.9
General & Administration               31.5                       21.7
Net Income                            (39.7)%                    (25.1)%

2004 compared with 2003

     Net Sales decreased 27.4% to $278,043 for the year ended December 31, 2004 from $383,145 for the year ended December 31, 2003. This decrease in net sales was primarily attributable to a decline in sales of silk floral arrangements that the Company purchased in 2003 and closed out during 2004. By year end December 31, 2004, the Company had sold through most of the silk floral inventory that it had acquired in 2003. During both 2003 and 2004, the silk florals were the best selling category.

     Gross profit, defined as net sales less cost of goods, declined approximately $32,000 to approximately $58,000 in the year ended December 31, 2004. The gross margin as a percentage of sales declined to 21.0% in 2004 from 23.1% in 2003, primarily due to the decline in margins on the silk floral pieces as major customers demanded better pricing and allowances.

     Selling, marketing and administrative costs decreased approximately $18,000 in the year ended 2004 from the same 2003 period. Lower commission expense from the lower total sales level was the bulk (approximately $14,000) of this decrease. Administrative and accounting expenses related to filing the Company's Form 10-SB caused administrative expenses to increase approximately $4,000 despite a decline in overall sales.

     The following table lists the expenses billed in 2003 and 2004 under the administrative services agreement. The administrative services agreement and the allocation methodology as described in the Form 10-SB filed October 15, 2004 are included herein by reference.

                                           December 31, 2004   December 31, 2003
                                           -----------------   -----------------
Marketing & Sales
-----------------
Commissions                                     $ 43,972           $ 58,454
Catalog & selling                                  1,439              6,648
Show & travel                                      7,908              2,262
Marketing & Sales                                 18,000             18,000
Rent                                              10,014             14,730
                                                --------           --------
               Total Marketing & Sales            81,333            100,094
                                                --------           --------
Administrative
--------------
Accounting & Administrative                       12,000             12,035
Insurance                                          4,177              2,754
Office Expense                                    11,878             12,262
Christmas store                                     --               11,273
Taxes                                              2,968              3,433
                                                --------           --------
               Total Administrative               31,023             41,757
                                                --------           --------

Shipping                                          10,760             14,166
                                                --------           --------
               Total Billed by Laid Back        $123,116           $156,017
                                                ========           ========

     Sales are currently dependent upon Laid Back providing merchandise to the Company at prices attractive enough to generate a profit. Until the Company generates additional sources of close out merchandise beyond Laid Back, the items available and/or the prices that the Company could acquire these items in future period could materially affect the Company's gross margin. The Company has purchased all of its inventory from Laid Back at the estimated lower of cost or realizable market value. Prior to the split off, essentially all discontinued items were transferred to the Company.

     During 2004, Laid Back incurred significant declines in gross sales and the related reductions in it's workforce has strained the limited resources of Laid Back and the amount of time that its employees and officers are able to devote to executing Gift Liquidators business plans.

Liquidity and Capital Resources

     The Company financed its operations primarily from operations and trade credit from Laid Back. Since Laid Back ships and collects the Company's merchandise under an administrative agreement, the Company is dependent upon the timely payment from Laid Back to adequately provide cash to operate the Company. At December 31, 2004, receivables from Laid Back were approximately $64,000, versus an approximate $12,000 payable to Laid Back at December 31, 2003. Additionally, the Company advanced Laid Back $41,000 in September 2004 against future purchase of additional discontinued inventory. Laid Back had reduced this balance to $31,000 by December 31, 2004. Subsequent to December 31, 2004, Laid Back paid an additional $13,000 of the advance and the Company acquired close out inventory from Laid Back of approximately $112,000 that will reduce the advance balance and the receivable to zero and create a liability to Laid Back of approximately $35,000. The Company generated limited cash from operations, approximately $24,000, in the year ended December 31, 2004.

     Inventory purchases are financed through vendor credit from Laid Back. It is unlikely that the Company could obtain similar credit terms from other vendors as cash payments are the normal form of payment to manufacturers for liquidation inventory. It would be necessary for the Company to liquidate a portion of its current inventory to fund cash purchases from other vendors. Due to the nature of the product mix, the timing of significant sales is not predictable. Due to the unpredictable nature of it sales, the Company established a reserve against inventory of approximately $30,000 in 2004 and approximately,$30,000 in 2003, net of $6,559 on recapture of the 2003 reserve in 2004. The limited liquidity and the availability of cash from selling current inventories may result in the Company being unable to make purchases that it might otherwise make.

     The Company has not generated significant sales or earnings. The limited activity in cash generated from operations in the year ended December 31, 2004 and the dependence on trade financing for inventory, make the Company believe that it may need to seek a merger partner with more financial resources for the Company to grow its business. Laid Back extends the Company credit to purchase its close out inventory "trade credit" which the Company is unlikely to receive from other manufacturers as most close out merchandise is sold on cash terms. The size and nature of the Company's business make it unlikely that the Company would be able to obtain conventional bank lending for its liquidity or inventory needs.

     The Company had no fixed assets and $676 in liabilities at December 31, 2004 The Company does not currently contemplate purchasing any fixed assets or incurring any debt other than trade payable generated from its operations or inventory purchases in the near future.

Item 7. Financial Statements.

     See the Financial Statements at annex F attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 8A. Controls and Procedures.

     The effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) was evaluated under the supervision of the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this annual report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this annual report is recorded, processed, summarized and reported within the time period required for filing this annual report.

     There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of the Company's internal control performed during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Matters.

     None

Item 9. Directors, Executive Officers, Promoters and Control Personas:
        Compliance with Section 16(a) of the Exchange Act

     The following table sets forth information with respect to the Company's current executive officers, principal employees, consultants and directors.

     Name                             Age      Position(s) with the Company
     ----                             ---      ----------------------------

     Max Colclasure ................  58       Chief Executive Officer, Director
     Ronald Hurt ...................  53       Chief Financial Officer
     Seward S. Robb, PhD. ..........  72       Director
     Ronald E. Kozak ...............  61       Director

Officers and Directors of the Company

     The following is a brief description of the business experience during the past five years of each of the above-name officers and Directors:

     Max Colclasure, President of the Company and President of Laid Back Corporation. Mr. Colclasure has an extensive background in sales and marketing, as well as the creative process. Prior to founding Laid Back, Mr. Colclasure had served as a regional V.P. for Pre Paid Legal services, sales manager for Southwestern Directory Co. and managed an advertising agency and promotion company. He attended the University of Central Oklahoma where he majored in business and marketing and returns occasionally to speak to business and marketing classes.

     Ronald G. Hurt has served as served as the Company's Chief Financial Officer and a Director for the past seven years. Prior to joining the Company, Mr. Hurt was the Vice President and Secretary of Shea Oil & Gas Co., Inc. for twelve years with responsibility for all financial, accounting and administrative areas. He received an MBA from the University of Wyoming.

     Seward E. Robb, PhD. Dr. Robb has served as a consultant and Board of Director member for the Laid Back since inception in 1985 and the Company since 1990. His is also a minority shareholder in the Company. He received his B.S. degree in accounting from the University of Wyoming in 1955 and a Masters degree in business administration in 1958. His Doctorate degree was earned in 1962 from the University of Texas. Following a three year teaching career at the University of Oklahoma, he initiated a consulting firm in 1966 and has worked primarily with start-up manufacturers in Oklahoma since 1966. Dr. Robb is a firm believer in the free enterprise system, is married to Cynthia for 44 years and has three children, one of whom was employed at Laid Back in the product design and marketing-sales departments.

     Ronald E. Kozak is a newly elected Director for the Company. Mr. Kozak is a business consultant with Strategic Business Resources in Oklahoma City, Oklahoma. In 1996 and 1997 he served as the Chief Executive Officer of Mannatech Incorporated of Coppell, Texas, a dietary supplement, health care products company that used a network-marketing concept to distribute its products throughout the United States and Canada. Mannatech had over $3 million in sales per week when Mr. Kozak left in 1997. Mr. Kozak has served as Executive Vice

President, Planning and Market Development, Southwestern Commercial Capital, Inc., a $40.0 million per year SBA lending institution; Senior Vice President, Oklahoma Office, Southwestern Commercial Capital, Inc., a $10.0 million per year SBA lending office; Chief Financial Officer/Controller, Gulfco Industries, Inc., Oklahoma City, Oklahoma, a $40 million per year oil field equipment manufacturing company; and Financial Vice President, Cudd Pressure Control, Inc., a $100 million per year oil field service company. Mr. Kozak has a Bachelors in Business Administration degree from the University of Oklahoma and a Masters in Business Administration degree from Oklahoma City University.

Item 10. Executive Compensation

     The following table sets forth the compensation earned by Max Colclasure, the chief executive officer and Ronald Hurt, the chief financial officer during the fiscal year ended December 31, 2003 and fiscal year ended December 31, 2004 that was paid to each of them by the Company. No other executive officer received cash compensation greater than $100,000 during 2003 or 2004. The Company has no restricted stock awards, stock option, retirement, pension, insurance programs or profit-sharing programs or plans for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption or one or more such programs in the future.

                                  COMPENSATION
                                                       Restricted Stock Awards
                                           Bonus and        and Securities
Name and Principal                           Other            Underlying
     Position          Year   Salary ($)   Annual ($)      Options/SAR's (#)
-------------------    ----   ----------   ----------      -----------------
Max Colclasure, CEO    2004     9,600         0                   0
Max Colclasure, CEO    2003     9,600         0                   0
Ronald Hurt, CFO       2004     6,000         0                   0
Ronald Hurt, CFO       2003     6,000         0                   0


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

MANAGEMENT AND 5% OR GREATER              NUMBER OF            OWNERSHIP
SHAREHOLDERS/BENEFICIAL OWNERS             SHARES              PERCENTAGE
------------------------------             ------              ----------

Max and Debbie Colclasure                  447,052                25.4%
4020 Will Rogers Parkway, Suite 700
Oklahoma City, OK 73108

Seward E. Robb, PhD.                        11,000                  *
4020 Will Rogers Parkway, Suite 700
Oklahoma City, OK 73108

Eric and Laura Chancellor                  108,235                 6.1
5015 Lakehill Court
Dallas, TX 75220

Larry E. Howell                             95,000                 5.4
101 Park Avenue, Suite 220
Oklahoma City, OK 73102

John Simonelli                              95,000                 5.4
4417 Winding Ridge Road
Norman, OK 73072

All Directors and Executive Officers       458,104                25.4%
as a Group (4 persons)

     o    Less than 1%

     One meeting of the Board of Directors was held during the last fiscal year, which was attended by all of the Directors. Independent Board members receive a fee of $300 per meeting attended for serving in such capacities.

     There is an audit committee of the Board composed of Messrs Kozak and Robb who are both independent board members. Management of the Company is responsible for the preparation, presentation and integrity of the Company's financial statements. Management is responsible for maintaining appropriate accounting and financial reporting principles and policies and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent accountants are responsible for planning and carrying out proper annual audits and quarterly reviews of the Company's financial statements. The independent accountants express an opinion as to the conformity of the annual financial statements with accounting principles generally accepted in the United States of America and also provide a review report regarding the Company's interim financial statements. In the performance of its oversight function, the Audit Committee reviews and discusses the audited financial statements with management and the independent accountants. The Audit Committee has discussed with the independent accountants the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as currently in effect. The Audit Committee also receives the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1. Independence Discussions with Audit Committees, as currently in effect.

     The Company's Articles of Incorporation authorize the issuance of 24,000,000 shares of Common Stock at $0.01 par value per share. Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. Cumulative voting for the election of directors is not permitted by the Articles of Incorporation.

     Holders of outstanding shares of Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon liquidation. Holders of outstanding shares of Common Stock have no preemptive, conversion or redemptive rights. All of the issued and outstanding shares of Common Stock are, and all unissued shares when offered and sold will be, duly authorized, validly issued, fully paid, and nonassessable. To the extent that additional shares of the Company's Common Stock are issued, the relative interests of then existing stockholders may be diluted.

     The Oklahoma Statutes provide that the Company may indemnify its officers and directors for costs and expenses incurred in connection with the defense of actions, suits, or proceedings where the officer or director acted in good faith and in a manner he reasonably believed to be in the Company's best interest and is a party by reason of his status as an officer or director, absent a finding of negligence or misconduct in the performance of duty.


Preferred Stock

     The Company's Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock at $0.01 par value per share. The Board of Directors is authorized to issue shares of preferred stock in series by adoption of a resolution or resolutions for the issue of such series of preferred stock. Each series will have such distinctive designation or title as may be fixed by the Board of Directors prior to the issuance of any shares thereof. Upon issuance, each series will have those voting powers, if any, and those preferences and relative, participating, optional or other special rights, with such qualifications, limitations or restrictions of those preferences and/or rights, as stated in such resolution or resolutions providing for the issue of such series of preferred stock.

Staggered Director Terms

     The Certificate of Incorporation provides that the Board members are divided into three classes of directors with the term of office of one class expiring each year. Staggered terms for Directors are considered anti-takeover in nature, inhibiting a change in control of the Company and so possibly reduce the value of the stock to anyone attempting to acquire control of the Company.

Shareholders

     Each shareholder has sole investment power and sole voting power over the shares owned by such shareholder.

     No shareholder has entered into or delivered any lock up agreement or letter agreement regarding their shares or options thereon. Under Oklahoma laws, no lock up agreement is required regarding the Company's shares as it might relate to an acquisition.

Transfer Agent

     National Stock Transfer Company currently acts as registrar and transfer agent for the Common Stock issued by the Company.

Reports to Stockholders

     The Company plans to furnish its stockholders with an annual report for each fiscal year containing financial statements audited by its independent certified public accountants. The Company intends to comply with the periodic reporting requirements of the Securities Exchange Act of 1934 for so long as it is subject to those requirements, and to file unaudited quarterly reports and annual reports with audited financial statements as required by the Securities Exchange Act of 1934.


Item 12. Certain Relationships and Related Transactions

     Although there is no current plan in existence, it is possible that the Company may adopt a plan to pay or accrue compensation other than the monthly payments currently being made to its officers and directors for services related the business operations or to seek business opportunities and completing a merger or acquisition transaction.

     The officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business including Laid Back. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     In December 2002 the shareholders of the Company approved the split-ff of the product development and distribution business under the name LBE Transition, Inc. to Max Colclasure and Ronald Hurt in exchange for a substantial amount of their stock in the Company. The purpose of the split-off was to allow the two different business segments of the Company to do business with competitors and to enhance access to financing by allowing banks and the financial community to focus separately on the different businesses. Prior to the split-off, Mr. Colclasure and his wife owned 2,947,289 shares of the Company common stock representing 64.7% of the issued and outstanding shares. Mr. Hurt and his wife owned 292,218 representing 6.4% of the issued and outstanding shares. Under the terms of the split-off agreement, the Colclasures exchanged 2,500,237 of their shares in the Company and the Hurts exchanged all of their shares in the Company for all of the issued and outstanding shares of LBE Transition, Inc.. Such transaction qualified as a tax free split-off under ss.368(d) of the Internal Revenue Code.

     Messrs. Colclasure and Hurt and their spouses own Laid Back which receives payments under an administrative services agreement which in 2003 and 2004 totaled $156,017 and $120,115 respectively (See Item 4: Management Discussion and Analysis; 2003-4 Administrative Services Billings Table for payments made to Laid Back in 2003 and 2004 at page 11). While Messrs. Colclasure and Hurt do not perform any of the services under such agreement nor do they receive any direct payments under such agreement, to the extent payments under such agreement cover items of overhead and other expenses of Laid Back, as owners of Laid, Back, Messrs. Colclasure and Hurt could be considered to receive an indirect financial benefit from such payments.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

     3.1 Amended and Restated Certificate of Incorporation of Laid Back Enterprises, Inc. dated 12/17/1990, as listed in Exhibit 3.1 to the Company 10-SB filed October 15, 2004, is hereby incorporated by reference.

     3.3 Amended and Restated Bylaws of the Company, as listed in Exhibit 3.3 to the Company's 10-SB filed on October 15, 2004 , are hereby incorporated by reference.

     10.1 Adminstrative Services Agreement, as listed in Exhibit 10.1 to the Company's 10 SB filed on October 15, 2004, is hereby incorporated by reference.

     10.3 Tax Sharing Agreement, as listed in Exhibit 10.3 to the Company's 10-SB filed on October 15, 2004, is hereby incorporated by reference.

     31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

     None

Item 14. Principal Accountant Fees and Services

     The aggregate fees billed and paid for the last two fiscal years for professional services rendered by Evans, Gaither & Associates, the principal accountants, for the audit of the Company's financial statements, the preparation of taxes and other fees is detailed in the table below.

                     Principle Accountant Fees and Services

                                                  Year Ended      Year Ended
                                                 Dec. 31, 2004   Dec. 31, 2003
                                                 -------------   -------------
Evans, Gaither & Associates
                        Auditor Fees                 35,075          24,625
                        Tax Fees                       --             1,475
                        Other Fees                     --              --
                                                     ------          ------
                                                     35,075          26,100


     Auditor fees include professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in its quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

     Tax Fees include preparation of Federal and State income tax returns for fiscal years ended December 31, 2003 and 2004 and any tax compliance, tax advice, or tax planning.

     Other Fees include research, consultation and discussions not related to the audit or tax issues.

                                  SIGNATURES:

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant cased this report to be signed on its behalf as of the 7th day of April 2005 by the undersigned, thereunto duly authorized.

DATED: April  7, 2005

                                           GIFT LIQUIDATORS, INC.


                                           By: /s/ Max Colclasure
                                           ----------------------
                                           Max Colclasure
                                           President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persona on behalf of the registrant in the capacities and on the dates indicated.


                                           /s/ Max Colclasure
                                           ------------------
                                           Max Colclasure
                                           President and Chief Executive Officer


                                           /s/ Ronald G. Hurt
                                           ------------------
                                           Ronald G. Hurt
                                           Chief Financial Officer
Directors:

                                           By: /s/ Ronald E. Kozak
                                           -----------------------
                                           Ronald E. Kozak
                                           Director


                                           By:/s/ Seward E. Robb
                                           ---------------------
                                           Seward E. Robb
                                           Director

                     REPORT ON AUDIT OF FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED December 31, 2004 and 2003



                                    Contents

Report of Independent Registered Public Accounting Firm......................F-1

Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Cash Flows.....................................................F-4

Statements of Stockholders' Equity (Deficit).................................F-5

Notes to Financial Statements................................................F-6

               Report of Independent Certified Public Accountants


Board of Directors
Gift Liquidators, Inc.


We have audited the accompanying balance sheets of Gift Liquidators, Inc. (an Oklahoma corporation), as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gift Liquidators, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, certain costs are allocated to Gift Liquidators, Inc. by an affiliated entity. These allocations may not necessarily be indicative of the conditions that would exist or the results of operations of Gift Liquidators, Inc. if it operated as a stand-alone company.




/s/ EVANS, GAITHER, & ASSOC., PLLC
----------------------------------
EVANS, GAITHER, & ASSOC., PLLC

Oklahoma City, Oklahoma
March 31, 2005


                                 GIFT LIQUIDATORS, INC.
                                     Balance Sheets
                                   As of December 31,

                                                                       2004         2003
                                                                    ---------    ---------

ASSETS
        Current Assets
               Cash                                                 $   4,252    $  11,698
               Accounts Receivable -affiliated entity                  64,316         --
               Advances to affiliated entity                           31,000         --
               Inventory, net                                          97,431      315,045
                                                                    ---------    ---------

                     Total Assets                                   $ 196,999    $ 326,743
                                                                    ---------    ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

        Current Liabilities
               Accounts payable                                     $     676    $   6,500
               Accounts payable-affiliated entity                        --         12,304
               Accrued liabilities                                       --          1,173
                                                                    ---------    ---------

                     Total Current Liabilities                            676       19,977
                                                                    ---------    ---------

        Stockholders' Equity
               Preferred stock, par value $0.01, 1,000,000 shares
                     authorized, none issued                             --           --

               Common stock, par value $0.01, 24,000,000 shares
                     authorized, 1,770,717 issued and outstanding      17,707       17,707

               Additional paid-in capital                             382,493      382,493

               Retained earnings                                     (203,877)     (93,434)
                                                                    ---------    ---------

                     Total Stockholders' Equity                       196,323      306,766
                                                                    ---------    ---------


                     Total Liabilities and Stockholders' Equity     $ 196,999    $ 326,743
                                                                    ---------    ---------


The accompanying notes are an integral part of these financial statements



                              GIFT LIQUIDATORS, INC
                            Statements of Operations
                             Year Ended December 31,



                                                            2004           2003
                                                        -----------    -----------

Revenues
        Sales                                           $   278,043    $   383,145
                                                        -----------    -----------

Costs and expenses

        Cost of products sold                               219,633        293,205
        Selling and marketing                                81,333        103,063
        General and administrative                           87,520         83,167
                                                        -----------    -----------

Loss from operations                                       (110,443)       (96,290)

Income tax expense (benefit)                                      0              0
                                                        -----------    -----------

Net Loss                                                $  (110,443)   $   (96,290)
                                                        -----------    -----------

Basic and diluted earning (loss) per common share             (0.06)   $     (0.05)

Basic and diluted weighted average shares outstanding     1,770,717      1,770,717





The accompanying notes are an integral part of these financial statements.



                                GIFT LIQUIDATORS, INC
                              Statements of Cash Flows
                           For the year ended December 31,


                                                                    2004         2003
                                                                 ---------    ---------

Cash Flow from Operating Activities:
          Net income (loss)                                      $(110,443)   $ (96,290)

          Adjustments to reconcile net income (loss)
          to net cash provided (used) by operating activities
                  (Increase) decrease in accounts receivable       (64,316)      69,429
                  (Increase) decrease in inventories               194,286       32,500
                  Increase (decrease) in inventory valuation        23,328       36,194
                  Increase (decrease) in account payable           (18,128)     (31,308)
                  Increase (decrease) in accrued liabilities        (1,173)       1,173
                                                                 ---------    ---------

                  Total adjustments                                133,997      107,988
                                                                 ---------    ---------

          Net cash provided (used) by operating activities          23,554       11,698

Cash Flows from Investing Activities


Cash Flows used in Financing Activities-Advances to affiliates     (31,000)        --
                                                                 ---------    ---------

Increase (decrease) in cash                                         (7,446)      11,698


Cash, beginning of period                                           11,698         --
                                                                 ---------    ---------

Cash at end of period                                            $   4,252    $  11,698
                                                                 ---------    ---------


Supplemental Disclosures
------------------------

          Cash paid during year for
                  Interest                                       $    --      $    --
                  Taxes                                          $    --      $    --



The accompanying notes are an integral part of these financial statements



                                    GIFT LIQUIDATORS, INC
                        Statements of Changes in Stockholders' Equity
                        For the Years ended December 31, 2004 and 2003

                                                         Additional
                                             Common       Paid-in      Retained
                               Shares        Stock        Capital      Earnings        Total
                             ----------    ----------    ----------   ----------    ----------
Balance, December 31, 2002    1,770,717    $   17,707    $  382,493   $    2,856    $  403,056
Net Loss                           --            --            --        (96,290)      (96,290)
                             ----------    ----------    ----------   ----------    ----------
Balance, December 31, 2003    1,770,717        17,707       382,493      (93,434)      306,766
Net Loss                                                                (110,443)     (110,443)
                             ----------    ----------    ----------   ----------    ----------
Balance, December 31, 2004    1,770,717    $   17,707    $  382,493   $ (203,877)   $  196,323
                             ----------    ----------    ----------   ----------    ----------








The accompanying notes are an integral part of these financial statements



                             Gift Liquidators, Inc.
                          Notes to Financial Statements
                        As of December 31, 2004 and 2003

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

On December 20, 2002, Laid Back Enterprises, Inc. shareholders voted to split-off its gift inventory liquidation business from its gift design and merchandising business. Pursuant to a Split-Off Agreement dated December 20, 2002, Laidback distributed its gift design and merchandising business to Max Colclasure and Ronald Hurt in exchange for a substantial portion of the shares in Laid Back owned by Colclasure and Hurt. The shareholders also voted to approve a change of name of the Company to Gift Liquidators, Inc.

Prior to the split-off Colclasure owned 64.72% of the stock and Hurt owned 6.42%, respectively, of the stock of Laid Back. Minority shareholders owned the remaining outstanding stock of Laid Back. Subsequently, Colclasure and Hurt owned all of the outstanding stock of the gift design and merchandising business, now known as Laid Back Enterprises, Corp., ("LBEC") and Colclasure owned 25.78% of the gift inventory liquidation business now known as Gift Liquidators, Inc., ("GLI") with the majority shareholders owning 74.22% of GLI.

Pursuant to the Split-Off Agreement, on December 20, 2002 all of the assets, liabilities and operations were transferred to the entity owned by Colclasure and Hurt except for gift liquidation inventory of $400,019 which was retained by GLI. In addition, all employees work for the gift design and merchandising business. Since GLI has no employees, it entered into an administrative services agreement with Laid Back to share administrative functions and personnel.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

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

                             Gift Liquidators, Inc.
                          Notes to Financial Statements
                        As of December 31, 2004 and 2003

During the year ended December 31, 2003 and 2004, GLI determined and recorded a lower-of-cost-or-market adjustment applicable to the inventory of $36,196 and $29,914 respectively. In 2004 GLI recaptured $6,589 of the 2003 reserve through sales of merchandise.

Income Taxes
------------

GLI applies the liability method of accounting for income taxes. Under the liability methodology, deferred income taxes are provided on temporary differences between the tax basis of an asset of liability and its reported amount in the financial statements and carry forwards that will result in taxable or deductible amounts in future periods. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws. Additionally, GLI provides a valuation allowance on deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Preferred and Common Stock
--------------------------

Preferred Stock - GLI has 1,000,000 shares of preferred stock authorized. As of December 31, 2004 and 2003, none had been issued.

Common Stock- GLI has 24,000,000 shares of common stock authorized. As of December 31, 2004 and 2004, 1,770,717 shares were issued and outstanding.

Earning Per Share
-----------------

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

Revenue Recognition
-------------------

GLI recognizes revenue at the point of sale that occurs when inventory is shipped to its customers. Due to the nature of liquidation inventory, the Company does not generally accept returns. The exception to this policy is for merchandise damaged in shipment, the majority of which is covered by the carrier's insurance.

                             Gift Liquidators, Inc.
                          Notes to Financial Statements
                        As of December 31, 2004 and 2003

New Accounting Pronouncements
-----------------------------

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised) "Share-Based Payment" ("SFAS 123(R)"). SFAS 123R replaces SFAS and supersedes APB 25. SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) applies to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. As the Company has no stock plans or share based transactions, the adoption of this revised Statement is not expected to have a material impact on the Company's financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS (See NOTE 1)

GLI is completely dependent on LBEC for its operations. LBEC provides inventory financing; office and warehouse space; warehousing and shipping services; accounting, clerical, and administrative support; and management. These services are provided pursuant to an administrative services agreement as discussed below.

The entire GLI inventory has been obtained from Laid Back, either as Laid Back Enterprises, Inc. prior to the split off, or as Laid Back Enterprises, Corp. after the split off.

On November 1, 2003, GLI purchased $196,901 of inventory from LBEC determined to be liquidation items. This purchase was accounted for by a reduction in the amount due from LBEC, in the process creating a liability as of that date to LBEC of $43,192. GLI did not purchase any inventory from LBEC in 2004 and the sale of merchandise resulted in the elimination of the payable and creation of a receivable of $75,991 due from LBEC at December 31, 2004. In September of 2004, the Company advanced LBEC $41,000 against purchases of additional discontinued merchandise. LBEC repaid $10,000 of this advance by December 31, 2004 and subsequent to December 31, 2004, paid an additional $13,000. Also, subsequent to December 31, 2004, the Company acquired approximately $112,000 in close out inventory from LBEC that will be accounted for as a reduction in the balance due on the advance and the receivable due from LBEC, and create a liability of approximately $33,000 to LBEC.

The balance due at December 31, 2003 consisted of trade payables.

Amounts receivable from or payable to Laid Back are non-interest bearing and are due on demand.

                             Gift Liquidators, Inc.
                          Notes to Financial Statements
                        As of December 31, 2004 and 2003

All of the selling and marketing expense and the majority of the general and administrative expense is allocated from and is payable to LBEC. Amounts charged to GLI consist primarily of personnel costs, facility costs, shipping costs and advertising costs. GLI was charged $3,500 per month during the years of 2003 and 2004 for general and administrative costs. Other amounts are determined based on allocations of space used for storage of GLI inventory and time spent by Laid Back personnel in selling and shipping GLI inventory. Management believes the allocation method used provides a reasonable estimate of services provided and the benefits received by GLI.

The following table sets forth the marketing, sales and administrative expenses billed to GLI by Laid Back during the year ended December 31, 2004 and the year ended December 31, 2003.

                         Administrative Services Billing
                               For the Year Ended

                                           December 31, 2004   December 31, 2003
                                           -----------------   -----------------
Marketing & Sales
-----------------
Commissions                                     $ 43,972           $ 58,454
Catalog & selling                                  1,439              6,648
Show & travel                                      7,908              2,262
Marketing & Sales                                 18,000             18,000
Rent                                              10,014             14,730
                                                --------           --------
               Total Marketing & Sales            81,333            100,094
                                                --------           --------
Administrative
--------------
Accounting & Administrative                       12,000             12,035
Insurance                                          4,177              2,754
Office Expense                                    11,878             12,262
Christmas store                                     --               11,273
Taxes                                              2,968              3,433
                                                --------           --------
               Total Administrative               31,023             41,757
                                                --------           --------

Shipping                                          10,760             14,166
                                                --------           --------
               Total Billed by Laid
               Back                             $123,116           $156,017
                                                ========           ========


Shipping costs shown above are included under the caption "Cost of Products Sold" in the Statements of Operations.

NOTE 4 - MAJOR CUSTOMERS AND CONCENTRATIONS

All inventories have been acquired from Laid Back and all sales have been arranged by personnel of Laid Back to customers of Laid Back.

During the Year ended December 31, 2003, one major customer accounted for 12.4% of sales. During the Year ended December 31, 2004, three customers accounted for 14%, 9% and 7% respectively.

                             Gift Liquidators, Inc.
                          Notes to Financial Statements
                        As of December 31, 2004 and 2003

NOTE 5 - INCOME TAXES

There are no temporary or any other differences that would create deferred tax assets or liabilities at December 31, 2004 or 2003.

The entity that is now GLI was formerly named Laid Back Enterprises, Inc. After the split off described in Note 1, GLI is the successor to the corporate organization and taxpayer identification number of the entire entity. The operations of the entity generated a tax liability of $50,112 for the period ended December 31, 2002.

Pursuant to a Tax Sharing Agreement, GLI recognized as a liability the taxes payable and recorded a receivable from LBEC for the taxes due. LBEC transferred cash to GLI in September 2003, in satisfaction of this receivable. GLI immediately paid the cash to the IRS in satisfaction of the tax liability.

Also pursuant to the Tax Sharing Agreement, GLI agreed to pay any refunds obtained from income tax losses carried back to a pre-split period to LBEC. During 2004 GLI received an income tax refund of approximately $33,000 that was paid to LBEC. GLI expects to file for and receive a refund for the year ended December 31, 2004 of Approximately $35,000, which will also be paid to LBEC pursuant to the Tax Sharing Agreement. Because losses generally can only be carried back for two years, losses incurred subsequent to December 31, 2004, will be available as carry forward losses only.