Form 10QSB
period 2005-03-31
GIFT LIQUIDATORS INC
filed 2005-05-12
CIK 1286218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                        Commission file number 000-50675
                                              ----------

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



     The number of shares outstanding of each of the Registrant's classes of common stock, as of March 31, 2005, was as follows:

               Class                                     Number of Shares
               -----                                     ----------------
    Common Stock, $.01 par value                         1,770,717 shares

                             GIFT LIQUIDATORS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

Item 1,  Financial Statements
------   --------------------

     a)  Balance Sheet as of March 31, 2005 and December 31, 2004

     b)  Statement of Income for the three months ended March 31, 2005 and 2004

     c)  Statement of Cash Flows for the three months ended March 31, 2005 and
         2004

     d)  Notes to Financial Statements

Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition
------   -----------------------------------------------------------------

Item 3,  Quantitative and Qualitative Disclosures About Market Risk
------   ----------------------------------------------------------

Item 4,  Controls and Procedures
------   -----------------------

PART II - OTHER INFORMATION
---------------------------

Item 1,   Legal Proceedings
------    -----------------

Item 2-6, Not applicable and omitted
--------  --------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                         GIFT LIQUIDATORS, INC.
                                             Balance Sheets
                                               (Unaudited)
                                As of March 31, 2005 and December 31, 2004

                                                                           2005                  2004
                                                                          ---------            ---------
ASSETS

         Current Assets
               Cash                                                       $   2,168            $   4,252
               Accounts Receivable -affiliated entity                          --                 64,316
               Advances to affiliated entity                                  5,000               31,000
               Inventory, net                                               198,595               97,431
                                                                          ---------            ---------

                        Total Assets                                      $ 205,763            $ 196,999
                                                                          ---------            ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities
               Accounts payable                                           $    --              $     676
               Accounts payable-affiliated entity                            32,934                 --
               Accrued liabilities                                             --                   --
                                                                          ---------            ---------

                        Total Current Liabilities                            32,934                  676
                                                                          ---------            ---------

         Stockholders' Equity

               Preferred stock, par value $0.01, 1,000,000 shares              --                   --
                        authorized, none issued

               Common stock, par value $0.01, 24,000,000 shares
                        authorized, 1,770,717 issued and outstanding         17,707               17,707

               Additional paid-in capital                                   382,493              382,493
               Retained earnings                                           (227,371)            (203,877)
                                                                          ---------            ---------

                        Total Stockholders' Equity                          172,829              196,323
                                                                          ---------            ---------

                        Total Liabilities and Stockholders' Equity        $ 205,763            $ 196,999
                                                                          ---------            ---------



The accompanying notes are an integral part of these financial statements



                                       GIFT LIQUIDATORS, INC
                                     Statements of Operations
                                          (Unaudited)
                              For the three months ended March 31,

                                                                 2005                    2004
                                                             -----------              -----------

Revenues
        Net Sales                                            $    25,772              $   139,850

Costs and expenses

        Cost of products sold                                     12,162                  100,086
        Selling and marketing                                     10,774                   26,585
        General and administrative                                26,330                   22,864
                                                             -----------              -----------

Income (loss) from operations                                    (23,494)                  (9,685)

Income tax expense                                                     0                        0
                                                             -----------              -----------

Net income (loss)                                            $   (23,494)             $    (9,685)
                                                             -----------              -----------

Basic and diluted earning (loss) per common share            $     (0.01)             $     (0.01)

Basic and diluted weighted average shares outstanding          1,770,717                1,770,717



The accompanying notes are an integral part of these financial statements.



                                          GIFT LIQUIDATORS, INC
                                        Statements of Cash Flows
                                               (Unaudited)
                                  For the three months ended March 31,

                                                                                2005                   2004
                                                                              ---------              ---------

Cash Flow from Operating Activities:
          Net loss                                                            $ (23,494)             $  (9,685)

          Adjustments to reconcile net income (loss)
          to net cash (used) by operating activities
                (Increase) decrease in accounts receivable                       (7,146)               (76,460)
                (Increase) decrease in inventories                               11,232                 96,483
                Increase (decrease) in account payable                             (676)               (18,804)
                Increase (decrease) in accrued liabilities                                              (1,173)
                                                                              ---------              ---------

                Total adjustments                                                 3,410                     46
                                                                              ---------              ---------

          Net cash (used) by operating activities                               (20,084)                (9,639)
                                                                              ---------              ---------

Cash Flows from Financing Activities-Payments from affiliates                    18,000                   --
                                                                              ---------              ---------

Increase (decrease) in cash                                                      (2,084)                (9,639)

Cash, beginning of period                                                         4,252                 11,698
                                                                              ---------              ---------

Cash at end of period                                                         $   2,168              $   2,059
                                                                              ---------              ---------

Supplemental Disclosures
------------------------

          Cash paid during year for

                Interest                                                      $    --                $    --
                        Taxes                                                 $    --                $    --

          Non-cash transactions
                Purchase of inventory from affiliate by:
                   Reduction in accounts receivable                           $  66,237
                   Reduction in advances to affiliates                            8,000
                   Increase in payable to affiliates                             38,159
                                                                              ---------
                         Total Purchase                                       $ 112,396

The accompanying notes are an integral part of these financial statements



                                               GIFT LIQUIDATORS, INC
                                    Statements of Changes in Stockholders' Equity
                                      For the three months ended March 31, 2005

                                                                                 Additional
                                                               Common           Paid-in          Retained
                                               Shares           Stock           Capital         Earnings          Total

Balance, December 31, 2004                    1,770,717       $   17,707       $  382,493      $ (203,877)      $  196,323
Net Loss (Unaudited)                                                                              (23,494)         (23,494)
                                             ----------       ----------       ----------      ----------       ----------

Balance, March 31, 2005 (Unaudited)           1,770,717       $   17,707       $  382,493      $ (227,371)      $  172,829
                                             ----------       ----------       ----------      ----------       ----------


The accompanying notes are an integral part of these financial statements

                             Gift Liquidators, Inc.
                          Notes to Financial Statements
                                   (Unaudited)
                              As of March 31, 2005

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared by Gift Liquidators, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-QSB and Item 310 of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments, which are, in the opinion or management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Results for interim periods are not necessarily an indication of results to be expected for the year.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Inventories
-----------

The Company values inventory at the lower of the actual cost or its current estimated market value. The Company periodically reviews inventory quantities on hand, by item, and records a provision for excess inventory based primarily on the Company's historical experience and estimated forecast of product demand using historical sales data relative to the quantity on hand for each item. A significant decrease in demand for the Company's products could result in an increase in the amount of excess inventory quantities on hand.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

All of the Company's inventory was obtained from Laid Back Enterprises Corp. ("Laid Back"). The total amount of inventory acquired from Laid Back was approximately $112,000 for the three months ended March 31, 2005 and zero for the three months ended March 31, 2004. All of the accounts payable of approximately $33,000 on March 31, 2005 is to Laid Back as is the accounts receivable of $64,000 on December 31, 2004. In September of 2004, the Company advanced Laid Back $41,000 against purchases of additional discontinued merchandise. Laid Back repaid $10,000 prior to December 31, 2004 and an additional $18,000 in the first quarter of 2005. An additional $8,000 of the advance was accounted for as a reduction of the payable due to Laid Back on the purchase of approximately $112,000 in inventory in March 2005.

All of the selling and marketing expense and the majority of the general and administrative expense is payable to Laid Back. Amounts charged to the Company consist primarily of personnel costs, facility costs shipping costs and advertising costs. The Company is charged $1,000 per month for general and administrative costs. Other amounts are determined based on allocations of space used for storage of the Company's inventory and time spent by Laid Back personnel in selling and shipping the Company's inventory. Management believes the allocation method used provides a reasonable estimate of services provided and the benefits received.

Amounts receivable from or payable to Laid Back are non interest bearing and are due on demand.

NOTE 4 - MAJOR CUSTOMERS AND CONCENTRATIONS

All inventory has been acquired from Laid Back and all sales have been arranged by personnel of Laid Back to customers of Laid Back.

For the quarter ended March 31, 2005, four customers accounted for 28.6%, 19.0%, 14.0% and 12.5%. During the year ended December 31, 2004, three customers accounted for 14%, 9% and 7% of sales.

NOTE 5 - LITIGATION AND COMMITMENTS

The Company is not a party to any pending legal proceedings, and no such proceedings are known or thought to be contemplated.

NOTE 6 - SEGMENTS

The Company operates in one core segment. The Company's core business is the wholesale distribution of a diverse line of gift and novelty products that are acquired in closeouts from gift developers and distributors. The Company also operates a seasonal retail store operation to liquidate small quantities of close out merchandise during the Christmas season, however, the Company did not operate a retail store during the 2004 Christmas season. The store operation remains open for approximately one month. The retail operation accounts for less than 5% of annual sales and management does not consider it as a material or significant component of its core business and thus, has not presented this operation separately from the core wholesale close out business.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company's financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with the Notes to the Financial Statements in Item 1 of this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the Company's Annual Report on Form 10-KSB under the heading of "Risk Factors". Actual results may differ materially from those contained in any forward-looking statement.

SEGMENTS

The Company operates in one core segment. The Company's core business is the wholesale distribution of a diverse line of gift and novelty products that are acquired in closeouts from gift developers and distributors. The Company also operates a seasonal retail store operation to liquidate small quantities of close out merchandise during the Christmas season, however, in 2004, the Company did not operate a Christmas store due to the limited selection of inventory at year end. The store operation remains open for approximately one month. The retail operation accounts for less than 5% of annual sales and management does not consider it as a material or significant component of its core business and thus, has not presented this operation separately from the core wholesale close out business.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 AND 2004

     Net Sales of approximately $26,000 for the three month period ended March 31, 2005 was a decline of 80% compared to sales of approximately $140,000 for the three month period ended March 31, 2004. During 2004, the Company sold through most of the silk floral items that were the Company's best selling category in each of the last two years. The lack of new product in the silk floral category and a limited selection of other merchandise was the primary cause of this decline. During the last week of March 2005, the Company purchased approximately $112,000 in additional merchandise from Laid Back to increase the merchandise selection. Also in the first quarter of 2005, the Company was actively involved in getting its internet web site ready for operation. The costs for this work are included in the administrative allocation from Laid Back.

     Gross profit, defined as net sales less cost of goods, declined $24,000 to $14,000 in the three months ended March 31, 2005. The increase in gross margin percentage to 52.8% in the quarter ended March 31, 2005 from 28.5% in the quarter ended March 31, 2004 to was driven primarily by the recapture of $6,310 of reserves from items sold in the first quarter of 2005 that a reserve had been established for in 2004. Without the recapture of reserve, the gross margin improved slightly to 32% in the quarter ended March 31, 2005 from 28.5% in the quarter ended March 31, 2004.

     Selling and marketing expenses in the quarter ending March 31, 2005 declined approximately $16,000 compared to the March 31, 2004 quarter, due primarily to the overall decline in sales, and equaled 42.0% of net sales for the quarter ended March 31, 2005 versus 19% of net sales in the quarter ending March 31, 2004. Administrative cost increases of approximately $3,000 in the March 31, 2005 quarter vs. the March 31, 2004 quarter were primarily attributable to public accounting fees associated with auditing the financial records of the Company and preparing the Form 10-KSB submitted in April 2005.

     Sales are currently dependent upon Laid Back providing merchandise to the Company at prices attractive enough to generate a profit. Until the Company generates additional sources of close out merchandise beyond Laidback, the items available and/or the prices that the Company could acquire these items in future period could materially affect the gross margin the Company could make. The Company has purchased all of its inventory from Laid Back at the estimated lower of cost or realizable market value.


Liquidity and Capital Resources

     We have financed our operations primarily from operations and trade credit from Laid Back. Since Laid Back ships and collects the Company's merchandise under an administrative agreement, the Company is dependent upon the timely payment from Laid Back to adequately provide cash to operate the Company. At December 31, 2004, receivables from Laid Back were $64,316 and an advance from affiliate of $31,000 versus payables of $32,934 on March 31, 2005. The Company used approximately $20,000 in cash from operations in the quarter ended March 31, 2005 and used approximately $10,000 in the March 31, 2004 quarter.

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

     The Company has not generated significant sales or earnings. The limited activity in cash generated from operations in the quarter ended March 31, 2005 and the year ended December 31, 2004 and the dependence on trade financing for inventory, make the Company believe that it may need to seek a merger partner with more financial resources for the Company to grow its business. Laid Back extends the Company credit to purchase its close out inventory "trade credit" which the Company is unlikely to receive from other manufacturers as most close out merchandise is sold on cash terms. The size and nature of the Company's business make it unlikely that the Company would be able to obtain conventional bank lending for its liquidity or inventory needs.

     The Company had no fixed assets and no trade liabilities at March 31, 2005. The Company does not currently contemplate purchasing any fixed assets or incurring any debt other than trade payables generated from its operations or inventory purchases in the near future.


CRITICAL ACCOUNTING POLICIES

     Note 2 of the Notes to Financial Statements on the Company's Form 10-KSB for the year ended December 31, 2004, includes a summary of the significant accounting policies and methods used in the preparation of the Company's Financial Statements. The following is a brief discussion of those accounting policies and methods used by the Company which require subjective judgments and are considered critical to understanding the Company's financial condition, results of operations and cash flows.

Inventory

     The Company values inventory at the lower of the actual cost or its current estimated market value. The Company periodically reviews inventory quantities on hand, by item, and records a provision for excess inventory based primarily on the Company's historical experience and estimated forecast of product demand using historical data relative to the quantity on hand for each item. A significant decrease in demand for the Company's products could result in an increase in the amount of excess inventory; however, the Company manages inventory and product purchases to minimize this risk.


RECENTLY ISSUED ACCOUNTING STANDARDS

     We have reviewed recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our financial statements.


FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, "anticipate", "believe", "expect", "intend", "may", "planned", "potential", "should", "will", or "would". The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Specific risks and uncertainties include, but are not limited to, the Company's seasonality of revenues, the actions of competitors, the ability to acquire inventory at favorable prices, and the current and future outlook of the global retail market and other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2005, there have been no material changes in the Company's market risks as described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Due to the limited history of this activity, the company does not yet have market history to develop quantitative or qualitative metrics to evaluate market risk.

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

PART II - OTHER INFOMRATION

ITEM 1. LEGAL PROCEDINGS

     The Company is not a party to any pending legal proceedings, and no such proceedings are known or thought to be contemplated.

ITEMS 2, 3, 4, & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit 31 - Certifications of Chief Executive Officer and Chief
                      Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32 - Certifications of Chief Executive Officer and Chief
                      Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the issuer during the quarter ended March 31, 2005.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GIFT LIQUIDATORS, INC.
                                (Registrant)

May 3, 2005                     By:  /s/  Ronald G. Hurt
                                     -------------------------------------------
                                    Ronald G. Hurt
                                    (Chief Financial Officer)
                                    (Principal Financial and Accounting Officer)