Form 10QSB
period 2005-06-30
GIFT LIQUIDATORS INC
filed 2005-08-09
CIK 1286218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from               to
                                          -------------     -----------------
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



     The number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 2005, was as follows:

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
        Common Stock, $.01 par value                    1,770,717 shares

                             GIFT LIQUIDATORS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

Item 1,  Financial Statements
-------  --------------------

         a)   Balance Sheets as of June 30, 2005 and December 31, 2004

         b) Statements of Operations for the three months and six months ended June 30, 2005 and 2004

         c) Statements of Cash Flows for the six months ended June 30, 2005 and 2004

         d) Statement of Changes in Stockholders Equity for the six months ended June 30, 2005

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


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                   GIFT LIQUIDATORS, INC.
                                       Balance Sheets
                                         (Unaudited)
                           As of June 30, 2005 and December 31, 2004

                                                                          2005                 2004
                                                                       ---------            ---------
ASSETS
        Current Assets
               Cash                                                    $     708            $   4,252
               Accounts Receivable -affiliated entity                       --                 64,316
               Advances to affiliated entity                                --                 31,000
               Inventory, net                                            189,906               97,431
                                                                       ---------            ---------

                     Total Assets                                      $ 190,614            $ 196,999
                                                                       ---------            ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

        Current Liabilities
               Accounts payable                                        $    --              $     676
               Accounts payable-affiliated entity                         29,460                 --
               Advances from affiliated entity                             9,700                 --
               Accrued liabilities                                          --                   --
                                                                       ---------            ---------

                     Total Current Liabilities                            39,160                  676
                                                                       ---------            ---------

        Stockholders' Equity
               Preferred stock, par value $0.01, 1,000,000 shares           --                   --
                     authorized, none issued

               Common stock, par value $0.01, 24,000,000 shares
                     authorized, 1,770,717 issued and outstanding         17,707               17,707

               Additional paid-in capital                                382,493              382,493
               Retained earnings                                        (248,746)            (203,877)
                                                                       ---------            ---------

                     Total Stockholders' Equity                          151,454              196,323
                                                                       ---------            ---------

                     Total Liabilities and Stockholders' Equity        $ 190,614            $ 196,999
                                                                       ---------            ---------

The accompanying notes are an integral part of these financial statements




                                                        GIFT LIQUIDATORS, INC
                                                      Statements of Operations
                                                              (Unaudited)

                                                    For the three months                   For the six months
                                                       ended June 30,                        ended June 30,
                                                   2005              2004                2005              2004
                                               -----------        -----------        -----------        -----------

Revenues
              Net Sales                        $    22,369        $    50,896        $    48,141        $   190,745

Costs and expenses

              Cost of products sold                  9,819             31,255             21,981            131,341
              Selling and marketing                 11,408             16,343             22,182             42,928
              General and administrative            22,517             23,905             48,847             46,769
                                               -----------        -----------        -----------        -----------

Income (loss) from operations                      (21,375)           (20,607)           (44,869)           (30,293)

Income tax expense                                       0                  0                  0                  0
                                               -----------        -----------        -----------        -----------

Net income (loss)                              $   (21,375)       $   (20,607)       $   (44,869)       $   (30,293)
                                               -----------        -----------        -----------        -----------

Basic and diluted earning (loss)
per common share                               $     (0.01)       $     (0.01)       $     (0.03)       $     (0.02)

Basic and diluted weighted average
shares outstanding                               1,770,717          1,770,717          1,770,717          1,770,717



The accompanying notes are an integral part of these financial statements.

                                                GIFT LIQUIDATORS, INC
                                               Statements of Cash Flows
                                                     (Unaudited)
                                          For the six months ended June 30,


                                                                              2005                    2004
                                                                            ---------             ---------

Cash Flow from Operating Activities:
           Net loss                                                         $ (44,869)            $ (30,293)

           Adjustments to reconcile net income (loss)
           to net cash provided (used) by operating activities
                 (Increase) decrease in accounts receivable                   (10,620)              (58,476)
                 (Increase) decrease in inventories                            19,921               125,333
                 Increase (decrease) in account payable                          (676)              (18,804)
                 Increase (decrease) in accrued liabilities                      --                  (1,173)
                                                                            ---------             ---------

                 Total adjustments                                              8,625                46,880
                                                                            ---------             ---------

           Net cash provided (used) by operating activities                   (36,244)               16,587

Cash Flows from Financing Activitites
                     Increase - advances from affiliates                        9,700                  --
                     Decrease - advances to affiliates                         23,000                  --
                                                                            ---------             ---------

Increase (decrease) in cash                                                    (3,544)               16,587

Cash, beginning of period                                                       4,252                11,698

Cash at end of period                                                       $     708             $  28,285
                                                                            ---------             ---------

Supplemental Disclosures
------------------------

           Cash paid during year for
                   Interest                                                 $    --               $    --
                   Taxes                                                    $    --               $    --

           Non-cash transactions
                   Purchase of inventory from affiliate
                      Decrease in accounts receivable                          66,237
                      Decrease in advances to affiliate                         8,000
                      Increase in payable to affiliate                         38,159
                                                                            ---------

                                                                              112,396


The accompanying notes are an integral part of these financial statements




                                                  GIFT LIQUIDATORS, INC
                                       Statement of Changes in Stockholders' Equity
                                         For the six months ended June 30, 2005

                                                                           Additional
                                                             Common          Paid-in         Retained
                                           Shares             Stock          Capital         Earnings             Total
                                           ------             -----          -------         --------             -----

Balance, December 31, 2004                1,770,717           17,707        $ 382,493        $(203,877)        $ 196,323
Net Loss (Unaudited)                                                                           (44,869)          (44,869)
                                          ---------        ---------        ---------        ---------         ---------

Balance, June 30, 2005 (Unaudited)        1,770,717           17,707        $ 382,493        $(248,746)        $ 151,454
                                          ---------        ---------        ---------        ---------         ---------



The accompanying notes are an integral part of these financial statements

                             Gift Liquidators, Inc.
                          Notes to Financial Statements
                      As of June 30, 2005 and June 30, 2004

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared by Gift Liquidators, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-QSB and Item 310 of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments, which are, in the opinion or management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended December 31, 2004, as filed with our Form 10-KSB. Results for interim periods are not necessarily an indication or results to be expected for the year.

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

                             Gift Liquidators, Inc.
                          Notes to Financial Statements
                      As of June 30, 2005 and June 30, 2004

Revenue Recognition
-------------------

GLI recognizes revenue at the point of sale which occurs when inventory is shipped to its customers.

NOTE 3 - RELATED PARTY TRANSACTIONS

All of the Company's inventory was obtained from Laid Back Enterprises Corp. ("Laid Back"). The total amount of inventory acquired from Laid Back was approximately $112,000 for the six months ended June 30, 2005 and zero for the six months ended June 30,2004. All of the accounts payable of $29,460 on June 30, 2005 is to Laid Back and all of the accounts receivable of $64,316 on December 31, 2004 were due from Laid Back. In September of 2004, the Company advanced Laid Back $41,000 against purchases of additional discontinued merchandise. Laid Back repaid $10,000 prior to December 31, 2004 and an additional $18.000 in the first quarter of 2005. Laid Back repaid $5,000 in April 2005 and an additional $8.000 of the advance was accounted for as a reduction of the payable to Laid Back on the purchase of approximately $112,000 in inventory in March 2005. Laid Back advanced the Company an additional $5,000 in May 2005 and $4,700 in June 2005.

All of the selling and marketing expense and the majority of the general and administrative expense is payable to Laid Back. Amounts charged to the Company consist primarily of personnel costs, facility costs, shipping costs and advertising costs. Other amounts are determined based on allocations of space used for storage of the Company's inventory. Management believes that the allocation method used provides a reasonable estimate of services provided and the benefits received.

NOTE 4 - MAJOR CUSTOMERS AND CONCENTRATIONS

All inventory has been acquired from Laid Back and all sales have been arranged by personnel of Laid Back to customers of Laid Back.

For the six months ended June 30, 2005, one customer accounted for 15.3% of sales. For the six months ended June 30, 2004, one customer accounted for 10.2% of sales.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company's financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with the Notes to the Financial Statements in Item 1 of this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the Company's Annual Report on Form 10-SB under the heading of "Risk Factors". Actual results may differ materially from those contained in any forward-looking statement.


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


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 AND 2004

     Net Sales of approximately $22,000 in the three months ended June 30, 2005 was a 56% decrease from the approximately $51,000 in sales for the three months ended June 30, 2004. During 2004, the Company sold through most of the silk floral items that were the Company's best selling category in each of the last two years. The lack of new product in the silk floral category was the primary cause of this decline. The Company purchased approximately $112,000 in additional merchandise from Laid Back during the March 2005 to increase the merchandise selection, but the items have not sold as successfully as the floral items. The cost of goods sold decreased from approximately 61% in the quarter ended June 30, 2004 to 44% in the quarter ended June 30, 2005 as sales to large accounts decreased and the Company was not required to give large discounts.

     Sales and marketing expenses declined approximately $5,000 to approximately $11,000 in the quarter ended June 30, 2005 from approximately $16,000 in the quarter ended June 30, 2004. This decline was primarily attributable to lower commissions as a result of reduced gross sales. Administrative costs remained relatively flat at approximately $23,000 for the three months ended June 30, 2005 versus $24,000 for the three months ended June 30, 2004. The bulk of these expenses relate to preparing statements and preparing, auditing and filing reports with the Securities Exchange Commission.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 AND 2004

     Net Sales of approximately $48,000 in the six months ended June 30, 2005 was a 75% decrease from the approximately $191,000 in sales for the six months ended June 30, 2004. During 2004, the Company sold through most of the silk floral items that were the Company's best selling category in each of the last two years. The lack of new product in the silk floral category was the primary cause of this decline. The Company purchased approximately $112,000 in additional merchandise from Laid Back during the March 2005 to increase the merchandise selection, but the items have not sold as successfully as the floral items. The cost of goods sold decreased from approximately 69% in the six months ended June 30, 2004 to approximately 46% in the six months ended June 30, 2005 as sales to large accounts decreased and the Company was not required to give large discounts.

     Selling and marketing expenses were approximately $22,000 for the six months ended June 30, 2005 compared to approximately $43,000 for the six months ended June 30, 2004. This approximately $21,000 decrease from the six months ended June 30, 2004 to the six months ended June 30 2005 primarily attributable to lower commissions as a result of reduced gross sales for the comparable six month periods. Administrative costs remained relatively flat at approximately $49,000 for the six months ended June 30, 2005 versus $47,000 for the six months ended June 30, 2004. The bulk of these expenses relate to preparing monthly statements and preparing, auditing and filing reports with the Securities and Exchange Commission.

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


Liquidity and Capital Resources

     We have financed our operations primarily from operations and trade credit from Laid Back. Since Laid Back ships and collects the Company's merchandise under an administrative agreement, the Company is dependent upon the timely payment from Laid Back to adequately provide cash to operate the Company. At June 30, 2005, payables to Laid Back were approximately $39,000, including $9,700 in advances from affiliate, versus receivables of approximately $95,000, including advances to affiliate, on June 30, 2004. The Company used approximately $36,000 for operations in the six months ended June 30, 2005 and generated approximately $17,000 in the six months ended June 30, 2004.

     Laid Back advanced the Company Laid Back $5,000 in May 2005 and $4,700 in June 2005. The Company is currently dependent upon Laid Back advances to meet cash requirements. These advances are due on demand and are non interest bearing.

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

     The Company has not generated significant sales or earnings. The limited activity in cash generated from operations in the six months ended June 30, 2005 and the six months ended June 30, 2004 and the dependence on trade financing for inventory, make the Company believe that it may need to seek a merger partner with more financial resources for the Company to grow its business. Laid Back extends the Company credit to purchase its close out inventory "trade credit" which the Company is unlikely to receive from other manufacturers as most close out merchandise is sold on cash terms. The size and nature of the Company's business make it unlikely that the Company would be able to obtain conventional bank lending for its liquidity or inventory needs.

     The Company had no fixed assets and no trade liabilities at June 30, 2005. The Company does not currently contemplate purchasing any fixed assets or incurring any debt other than trade payables generated from its operations or inventory purchases in the near future.


CRITICAL ACCOUNTING POLICIES

     Note 2 of the Notes to Financial Statements on the Company's Form 10-SB for the year ended December 31, 2004, includes a summary of the significant accounting policies and methods used in the preparation of the Company's Financial Statements. The following is a brief discussion of those accounting policies and methods used by the Company which require subjective judgments and are considered critical to understanding the Company's financial condition, results of operations and cash flows.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2005, there have been no material changes in the Company's market risks as described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Due to the limited history of this activity, the company does not yet have market history to develop quantitative or qualitative metrics to evaluate market risk.


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

                               GIFT LIQUIDATORS, INC.
                               (Registrant)

July 29, 2005                  By: /s/  Ronald G. Hurt
                                   ---------------------------------------------
                                   Ronald G. Hurt
                                   (Chief Financial Officer)
                                   (Principal Financial and Accounting Officer)