Form 10QSB
period 2005-09-30
GIFT LIQUIDATORS INC
filed 2005-11-21
CIK 1286218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended: September 30, 2005
                                                              ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the transition period from _________ to _________ Commission file number: 000-50675
                                                   -----------------------------


                             GIFT LIQUIDATORS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Oklahoma                                    73-0731559
--------------------------------------------------------------------------------
(State of or other jurisdiction of       (I.R.S. Employer Identification Number)
  incorporation or organization)

        270 Laurel Street, 1st Floor Office, Hartford, Connecticut 06105
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (860) 246-7672
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

        4020 Will Rogers Pkwy., Suite 700, Oklahoma City, Oklahoma 73108
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.         Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 21, 2005, the issuer had 118,048 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):        Yes [_] No [X]

                             GIFT LIQUIDATORS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements ...............................................3

           Balance Sheet as of September 30, 2005 (unaudited)
           and December 31, 2004 ..............................................4

           Statement of Operations for the three months and
           nine months ended September 30, 2005 and 2004 (unaudited) ..........5

           Statement of Cash Flows for the nine months
           ended September 30, 2005 and 2004 (unaudited) ......................6

           Statement of Changes in Stockholders' Equity
           for the nine months ended September 30, 2005 (unaudited) ...........7

           Notes to Financial Statements .................................8 - 14

Item 2.    Management's Discussion and Analysis or Plan of Operation .........15

Item 3.    Controls and Procedures ...........................................19


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 20

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....... 20

Item 3.    Defaults Upon Senior Securities................................... 20

Item 4.    Submission of Matters to a Vote of Security Holders............... 20

Item 5.    Other Information................................................. 20

Item 6.    Exhibits and Reports on Form 8-K.................................. 20

SIGNATURES................................................................... 22

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

                             GIFT LIQUIDATORS, INC.

                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                    UNAUDITED
                                    ---------

            INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------


                                                                            Page
                                                                            ----

FINANCIAL STATEMENTS:

           Balance Sheet ......................................................4

           Statement of Operations.............................................5

           Statement of Cash Flows.............................................6

           Statement of Changes in Stockholders' Equity........................7

           Notes to Financial Statements................................. 8 - 14

                             GIFT LIQUIDATORS, INC.
                                 Balance Sheets

                                                                    September 30,
                                                                         2005           2004
                                                                         ----           ----
                                                                     (Unaudited)
ASSETS

          Current Assets
               Cash                                                   $  10,002      $   2,611
               Accounts Receivable -affiliated entity                         -         46,535
               Advances to affiliated entity                                  -         41,000
               Inventory                                                      -        160,893
                                                                      ---------      ---------
                   Total Assets                                       $  10,002      $ 251,039
                                                                      =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

          Current Liabilities
               Accounts payable                                        $      -       $      -
               Accounts payable-affiliated entity                             -              -
               Accrued liabilities                                            -              -
                                                                      ---------      ---------
                   Total Current Liabilities                                  -              -
                                                                      ---------      ---------

          Stockholders' Equity
               Preferred stock, par value $0.01, 1,000,000 shares
                   authorized, 11,000 issued and outstanding                110              -
               Common stock, par value $0.01, 24,000,000 shares
                   authorized, 118,048 issued and outstanding             1,180          1,180
               Additional paid-in capital                               273,164        399,020
               Retained earnings                                       (264,452)      (149,161)
                                                                      ---------      ---------
                   Total Stockholders' Equity                            10,002        251,039
                                                                      ---------      ---------
                   Total Liabilities and Stockholders' Equity         $  10,002      $ 251,039
                                                                      =========      =========


   The accompanying notes are an integral part of these financial statements

                             GIFT LIQUIDATORS, INC.
                            Statements of Operations
                                   (Unaudited)

                                             For the Three Months Ended         For the Nine Months Ended

                                            September 30,                     September 30,
                                                2005             2004             2005             2004
Revenues
   Net Sales                                  $       0        $       0        $       0        $       0
                                              ---------        ---------        ---------        ---------
Cost and Expenses                                     0                0                0                0
                                              ---------        ---------        ---------        ---------
Net income from continuing operations                 0                0                0                0

Loss from discontinued operations - net         (15,706)         (25,435)         (60,575)         (55,727)
                                              ---------        ---------        ---------        ---------
Net Loss                                      $ (15,706)       $ (25,435)       $ (60,575)       $ (55,727)
                                              =========        =========        =========        =========
Basic and Diluted Loss per Common Share
- Discontinued operations                     $   (0.13)       $   (0.22)       $   (0.51)       $   (0.47)
                                              =========        =========        =========        =========
Basic and diluted weighted average
shares outstanding                              118,048          118,048          118,048          118,048
                                              =========        =========        =========        =========

        The accompanying notes are an integral part of these statements.

                             GIFT LIQUIDATORS, INC.
                             Statements of Cash Flows
                                   (Unaudited)

                                                             For the nine months
                                                             ended September 30,

                                                              2005          2004
                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $ (60,575)     $ (55,727)
  Adjustments to reconcile net loss to net cash
    provided (used) in operating activities:
    (Increase) in accounts receivable                       (40,080)       (46,535)
    Decrease in inventory                                    74,081        154,152
    (Decrease) in accounts payable                             (676)       (18,804)
    (Decrease) in accrued liabilities                             -         (1,173)
                                                          ---------      ---------
    Net Cash Used in Operating Activities                   (27,250)        31,913

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of preferred stock                   10,000              -
 Advances to affiliates                                      23,000        (41,000)
                                                          ---------      ---------
    Net Cash Provided by Financing Activities                33,000        (41,000)

Increase in Cash                                              5,750         (9,087)

Cash - Beginning of Year                                      4,252         11,698
                                                          ---------      ---------
Cash - End of Period                                      $  10,002      $   2,611
                                                          =========      =========

Supplemental Disclosures
------------------------

Non-cash transactions
          Purchase of inventory from affiliate by:
              Reduction in accounts receivable            $  66,237
              Reduction in advances to affiliates             8,000
              Increase in payable to affiliates              38,159
                                                          ---------
                     Increase in inventory                $ 112,396
                                                          =========
          Sale of inventory to affiliate by:
              Reduction in accounts payable affiliate     $  32,593

              Reduction in advances from affiliate           17,892
              Reduction in inventory                       (186,231)
                                                          ---------
                     Non-Cash Dividend                    $(135,746)
                                                          =========

     The accompanying notes are integral part of these financial statements.

                             GIFT LIQUIDATORS, INC.
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)
                  For the nine months ended September 30, 2005


                                                                Preferred                  Additional
                                         Common Stock            Stock                       Paid-in        Retained
                                     Shares         Amount       Shares         Amount       Capital        Earnings        Total
                                     ------         ------       ------         ------       -------        --------        -----
                                      118,048     $   1,180             -     $       -     $ 399,020      $(203,877)     $ 196,323
Proceeds from issuance of
preferred stock                             -             -        11,000           110         9,890              -         10,000
Payment of non-cash dividend                -             -             -             -      (135,746)             -       (135,746)
Net loss                                    -             -             -             -             -        (60,575)       (60,575)
                                    ---------     ---------     ---------     ---------     ---------      ---------      ---------
Balance at September 30, 2005         118,048     $   1,180        11,000     $     110     $ 273,164      $(264,452)     $  10,002
                                    =========     =========     =========     =========     =========      =========      =========

   The accompanying notes are an integral part of these financial statements

                             GIFT LIQUIDATORS, INC.
                          Notes to Financial Statements
                            As of September 30, 2005
                                   (Unaudited)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS AND RECENT DEVELOPMENTS

Interim Financial Statements
----------------------------

The accompanying unaudited interim financial statements have been prepared by Gift Liquidators, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-QSB and Item 310 of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments, which are, in the opinion or management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended December 31, 2004, as filed with our Annual Report on Form 10-KSB. Results for interim periods are not necessarily an indication or results to be expected for the year.

Recent Developments
-------------------

During the third quarter of 2005, the Company determined it would no longer pursue its interests in the gift liquidation business. Amounts for gift liquidation income and expense are presented in these statements as discontinued operations.

As of September 29, 2005 (the "Closing Date"), the Company entered into a Preferred Stock Purchase Agreement with Mr. David Mladen (the "Preferred Stock Purchase Agreement"), pursuant to which Mr. Mladen purchased 11,000 shares of the Company's Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), for an aggregate purchase price of $10,000 (the "Preferred Stock Purchase Transaction"). Each share of the Company's Series A Preferred Stock is convertible at any time, at the holder's option, into 5 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

In addition, as of the Closing Date, the Company's existing officers and directors resigned, and Mr. David Mladen was appointed as the Company's sole officer and director.

Further, as of the Closing Date, two of the Company's former officers and directors sold an aggregate of 33,761 shares of the Company's Common Stock to Mr. Mladen, which amount represented 28.6% of the Company's issued and outstanding Common Stock (the "Common Stock Purchase Transaction").

As a result of the Preferred Stock Purchase Transaction and the Common Stock Purchase Transaction, Mr. Mladen owns and/or controls 51% of the Company's issued and outstanding Common Stock. By virtue of (i) the percentage of the Company's Common Stock Mr. Mladen acquired, (ii) the number of shares of Common Stock Mr. Mladen would receive upon conversion of the shares of Preferred Stock he purchased, (iii) the resignation of all of the Company's officers and directors, and (iv) the appointment of Mr. Mladen as the Company's sole officer and director, there is deemed to have been a "change in control" of the Company as of the Closing Date.

As of the Closing Date, the Company entered into an Asset Sale Agreement (the "Asset Sale Agreement") with Laid Back Enterprises, Inc. ("Laid Back"), pursuant to which Laid Back purchased all of the Company's non-cash assets, including all of our inventory (See Note 3).

Effective as of the Closing Date, the Company terminated its Administrative Services Agreement with Laid Back, dated December 20, 2002 (the "Administrative Services Agreement"), pursuant to which the Company had been receiving certain personnel, sales, marketing, accounting and other administrative services from Laid Back. The Administrative Services Agreement was terminated in connection with the Preferred Stock Purchase Transaction and the Common Stock Purchase Transaction.

                             GIFT LIQUIDATORS, INC.
                          Notes to Financial Statements
                            As of September 30, 2005
                                   (Unaudited)

In addition, effective as of the Closing Date, the Company terminated its Tax Sharing Agreement with Laid Back, dated December 20, 2002 (the "Tax Sharing Agreement"), pursuant to which the Company had been sharing certain tax responsibilities with Laid Back. The Tax Sharing Agreement was terminated in connection with Preferred Stock Purchase Transaction and the Common Stock Purchase Transaction.

Pursuant to the Asset Sale Agreement, effective as of the Closing Date, the Company sold all of its non-cash assets, including certain inventory, to Laid Back, in exchange for the cancellation of the Company's indebtedness to Laid Back in the aggregate amount of $50,485. Laid Back is a corporation owned and controlled by two former officers of the Company, which had been spun-off from the Company in December 2002. As a result of this transaction, the Company recorded a non-cash dividend to the former officers of the Company totaling $135,746.

Between October 26, 2005 and October 31, 2005, the Company formed eight limited partnership (the "Limited Partnerships"), as wholly-owned Delaware subsidiaries of the Company. As of November 4, 2005, the limited partners of the Limited Partnerships ("the "Limited Partners") exchanged shares of Eternal Enterprise, Inc., a Connecticut corporation, for limited partnership interests representing 20% of the total partnership interests of each of the Limited Partnerships, pursuant to Contribution Agreements between the Limited Partners and the Limited Partnerships. In consideration for the Company's ownership of 80% of the total partnership of each of the Limited Partnerships, the Company has agreed to assume promissory notes of the Limited Partnerships in the aggregate amount of $6,420,000 (See Note 8).

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

Earnings Per Share
------------------

Basic and diluted earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Basic and diluted earnings per share are the same for all periods presented. Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of 55,000 shares of Series A Preferred Stock.

                             GIFT LIQUIDATORS, INC.
                          Notes to Financial Statements
                            As of September 30, 2005
                                   (Unaudited)

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition
-------------------

The Company recognizes revenue at the point of sale which occurs when inventory is shipped to its customers.

Common Stock
------------

As of September 29, 2005, the Company's board of directors approved a 15-for-1 reverse stock split of the Company's Common Stock, in which every fifteen shares of the Company's Common Stock will be combined into one share of the Company's Common Stock. The Company is authorized to either (i) round any fractional shares resulting from such reveres split to the nearest whole share, or (ii) purchase such fractional shares from the applicable shareholders at their fair market value. Immediately prior to the split there were 1,770,717 common shares issued and outstanding. Immediately after the split there were approximately 118,048 common shares issued and outstanding. These financial statements have been retroactively restated to show the effects of the reverse split as if it had occurred at the beginning of the earliest period presented.

NOTE 3 - RELATED PARTY TRANSACTIONS

All of the Company's inventory was obtained from Laid Back. The total amount of inventory acquired from Laid Back was approximately $112,000 for the nine months ended September 30, 2005, and zero for the nine months ended September 30, 2004. All of the accounts receivable of $64,316 on December 31, 2004 were due from Laid Back. In September of 2004, the Company advanced Laid Back $41,000 against purchases of additional discontinued merchandise. Laid Back repaid $10,000 prior to December 31, 2004 and an additional $18,000 in the first quarter of 2005. Laid Back repaid $5,000 in April 2005 and an additional $8,000 of the advance was accounted for as a reduction of the payable to Laid Back on the purchase of approximately $112,000 in inventory in March 2005. Laid Back advanced the Company an additional $5,000 in May 2005, $4,700 in June 2005, $850 in July 2005, $1500 in August 2005 and $5,842 in September 2005.

In September 2005, the Company's president sold his entire interest in the Company and the Company terminated its administrative and tax sharing agreements with Laid Back. The President and Chief Financial Officer of the Company resigned and were replaced by current management. At this time, the Company decided to exit the gift liquidation business and sold its entire inventory to Laid Back, for an amount equal to the Company's debt to Laid Back. As a result of this transaction, the Company recorded a non-cash dividend to the formers officers of the Company totaling $135,746.

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

                             GIFT LIQUIDATORS, INC.
                          Notes to Financial Statements
                            As of September 30, 2005
                                   (Unaudited)

NOTE 4 - MAJOR CUSTOMERS AND CONCENTRATIONS

All inventory has been acquired from Laid Back and all sales have been arranged by personnel of Laid Back to customers of Laid Back.

For the nine months ended September 30, 2005, the Company had no customers accounting for 10% of more of sales. For the nine months ended September 30, 2004, one customer accounted for 10.7% of sales.

In September 2005, the Company decided to exit the gift liquidation business and sold its entire inventory to Laid Back, for an amount equal to the Company's debt to Laid Back.

NOTE 5- STOCK TRANSACTIONS

Preferred Stock
---------------

As of September 29, 2005 (the "Closing Date"), the Company entered into a Preferred Stock Purchase Agreement with Mr. David Mladen (the "Preferred Stock Purchase Agreement"), pursuant to which Mr. Mladen purchased 11,000 shares of the Company's Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), for an aggregate purchase price of $10,000 (the "Preferred Stock Purchase Transaction").

Pursuant to the Certificate of Designation of Series A Convertible Preferred Stock the Company filed as of the Closing Date (the "Certificate of Designation"), each share of the Company's Series A Preferred Stock is convertible at any time, at the holder's option, into 5 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

As further set forth in the Preferred Stock Purchase Agreement, the Company agreed that, among other things, on or prior to the Closing Date:

     o The Company would enter into the Registration Rights Agreement with Mr. Mladen, as further discussed below;

     o    The Company would file the Certificate of Designation;

     o The Company's officers and directors would resign and would appoint Mr. Mladen as the Company's sole officer and director;

     o The Company would enter into the Asset Sale Agreement with Laid Back, an affiliate of the Company;

     o The Company's board of directors would approve a fifteen-for-one reverse stock split of the Company's Common Stock; and

     o The Company would terminate both its Administrative Services Agreement and Tax Sharing Agreement with Laid Back.

As of the Closing Date, the Company entered into a Registration Rights Agreement with Mr. Mladen (the "Registration Rights Agreement"), pursuant to which the Company agreed to register all of the shares of its Common Stock underlying the Series A Preferred Stock Mr. Mladen purchased under the Preferred Stock Purchase Agreement.

                             GIFT LIQUIDATORS, INC.
                          Notes to Financial Statements
                            As of September 30, 2005
                                   (Unaudited)

Also, as of the Closing Date, two of our former officers and directors sold an aggregate of 33,761 shares of the Company's Common Stock to Mr. Mladen, which amount represented 28.6% of the Company's issued and outstanding Common Stock (the "Common Stock Purchase Transaction"). As a result of the Preferred Stock Purchase Transaction and the Common Stock Purchase transaction, Mr. Mladen owns and/or controls 51% of the Company's issued and outstanding Common Stock. By virtue of (i) the percentage of the Company's Common Stock Mr. Mladen acquired,
(b) the number of shares of Common Stock Mr. Mladen would receive upon conversion of the shares of Series A Preferred Stock he purchased, (c) the resignation of all of the Company's officers and directors, and (d) the appointment of Mr. Mladen as the Company's sole officer and director, there is deemed to have been a "change in control" of the Company as of the Closing Date.

Common Stock
------------

As of September 29, 2005, the Company's board of directors approved a 15-for-1 reverse stock split of the Company's Common Stock, in which every fifteen shares of the Company's Common Stock will be combined into one share of the Company's Common Stock. The Company is authorized to either (i) round any fractional shares resulting from such reveres split to the nearest whole share, or (ii) purchase such fractional shares from the applicable shareholders at their fair market value. Immediately prior to the split there were 1,770,717 common shares issued and outstanding. Immediately after the split there were approximately 118,048 common shares issued and outstanding. These financial statements have been retroactively restated to show the effects of the reverse split as if it had occurred at the beginning of the earliest period presented.

NOTE 6 - LITIGATION AND COMMITMENTS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

NOTE 7- SEGMENTS

Prior to the sale of its inventory in September 2005, the Company operated in one core segment. The Company's core business was the wholesale distribution of a diverse line of gift and novelty products acquired in closeouts from gift developers and distributors. The Company also operated a seasonal retail store operation to liquidate small quantities of close out merchandise during the Christmas season, however, the Company did not operate a retail store during the 2004 Christmas season. The store operation remained open for approximately one month. The retail operation accounted for less than 5% of annual sales and management does not consider it as a material or significant component of its core business and thus, has not presented this operation separately from the core wholesale close out business.

NOTE 8 - DISCONTINUED OPERATIONS

         During the third quarter of 2005, the Company determined it would no longer pursue its interests in the gift liquidation business. Amounts for gift liquidation income and expense are presented in these statements as discontinued operations. Effective September 29, 2005, the Company transferred all its interests in the gift liquidation business to our former officers as a dividend.

         A summary of gift liquidation operations follows:

                                 For the Three Months Ended         For the Nine Months Ended
                                        September 30,                     September 30,
                                        -------------                     -------------
                                    2005             2004             2005             2004
                                    ----             ----             ----             ----
Revenues
   Net Sales                     $   8,607        $  45,424        $  56,748        $ 236,170
                                 ---------        ---------        ---------        ---------
Cost and Expenses

     Cost of products sold           4,058           30,298           26,039          161,639

     Selling and marketing           5,903           15,194           28,085           58,122
     General and administrative     14,352           25,367           63,199           72,136
                                 ---------        ---------        ---------        ---------
Net Loss                         $ (15,706)       $ (25,435)       $ (60,575)       $ (55,727)
                                 =========        =========        =========        =========

                             GIFT LIQUIDATORS, INC.
                          Notes to Financial Statements
                            As of September 30, 2005
                                   (Unaudited)

NOTE 9- SUBSEQUENT EVENT

Between October 26, 2005 and October 31, 2005, the Company formed eight limited partnerships as wholly-owned Delaware subsidiaries of the Company (the "Limited Partnerships").

As of November 4, 2005, the limited partners of the Limited Partnerships (the "Limited Partners") exchanged shares of common stock of Eternal Enterprise, Inc., a Connecticut corporation, for limited partnership interests representing 20% of the total partnership interests of each of the Limited Partnerships, pursuant to Contribution Agreements between the Limited Partners and the Limited Partnerships. Eternal Enterprise, Inc., which is now 100% owned, in the aggregate, by the Limited Partnerships, is the owner of eight properties (each a "Property," and collectively, the "Properties"), located at the following addresses:


     o    154-60A Collins Street, Hartford, CT;
     o    21 Evergreen Avenue, Hartford, CT;
     o    243 & 255 Laurel Street, Hartford, CT;
     o    252 Laurel Street, Hartford CT;
     o    270 Laurel Street, Hartford, CT;
     o    360 Laurel Street, Hartford, CT;
     o    117-141 S. Marshall Street, Hartford, CT; and
     o    56 Webster Street, Hartford, CT.

In consideration for the Company's ownership of 80% of the total partnership interests of each of the Limited Partnerships, the Company has agreed to assume promissory notes of the Limited Partnerships in the aggregate amount of approximately $6,420,000.

The Limited Partners of the Limited Partnerships who made the contributions described above where (i) David Mladen, the Company's President and sole director, (ii) Mr. Mladen's daughter, (iii) Mr. Mladen's son-in-law, (iv) Mr. Mladen's son, and (v) Mr. Mladen's daughter-in-law.

The partnership interests of the Limited Partnerships were exchanged for shares of common stock of Eternal Enterprises, Inc. based upon the ratio which the value of each Property bears to the aggregate value of all of the Properties.

Because the Company's primary shareholder also is the controlling shareholder in Eternal Enterprise, Inc., the accounting for this merger is viewed as a reorganization of entities under common control. Accordingly, the historical costs of the acquired company's assets and liabilities will be utilized as if Eternal Enterprises, Inc. contributed their equity interests in the acquired companies to the Company at their historical cost. The purposes of the Limited Partnerships, as described in the Partnership Agreements, are (i) to acquire (by capital contribution, loan or otherwise), own, manage, operate, rent, pledge, assign, sell and otherwise deal with real personal property, tangible or intangible, or any interest therein, wherever situated, including, without limitation, interests in any corporation, limited liability company, partnership, joint venture or other form of business association, whether or not such entity has its activities or assets outside of the United States, whether or not such entity's activities could be considered high risk, and whether or not such entity is controlled by a Partner or person or entity related to a Partner (including, without limitation, a family member); interests in securities of any government, state, district, municipality, or other political or governmental division or subdivision; and interests in stocks, bonds, mortgages, debentures, notes, warrants, options, certificates of deposit, money market accounts, commercial paper, evidences of indebtedness or other obligations, securities or investment accounts of any type however evidenced; and (ii) to conduct such other activities as may in the discretion of the General Partner be reasonably related to the purposes set forth in clause (i) above.

In addition, as of November 4, 2005, the Company entered into Agreements of Limited Partnership with the Limited Partners of each of the Partnerships (the "Partnership Agreements"), in order to assure the continuity of the management and policies of the Limited Partnerships and, in furtherance thereof, to establish procedures for the disposition of the partnership interests now owned or hereafter acquired. Pursuant to each Partnership Agreement, among other things:

                             GIFT LIQUIDATORS, INC.
                          Notes to Financial Statements
                            As of September 30, 2005
                                   (Unaudited)


     o The Company shall act as the general partner for the Limited Partnership (the "General Partner," and, together with the Limited Partners, the "Partners");

     o The General Partner shall perform or cause to be performed all management and operational functions relating to the business of the Limited Partnership;

     o Except for David Mladen in his capacity as Chief Executive Officer and a director of the General Partner, the Limited Partners shall take no part in the control, management, direction or operation of the affairs of the Limited Partnership, and shall have no power to act for or bind the Limited Partnership;

     o A "Capital Account" shall be established for each of the Partners equal to its actual capital contributions paid or contributed to the Partnership, (i) increased to reflect its allocable share of partnership profits for each fiscal year (or fraction thereof), and
          (ii) decreased to reflect its allocable share of partnership losses for each fiscal year (or fraction thereof) and the amount of all distributions by the Partnership to such Partner;

     o The General Partner may make distributions to the Partners from time to time from assets of the Limited Partnership, that are not required, in the sole judgment of the General Partner, for the establishment of reasonable reserves, in proportion to each Partners respective positive Capital Account balances; provided, however, that no distribution shall be made to any Limited Partner to the extent that it results or is likely to result in a negative Capital Account balance for such Limited Partner;

     o Profits and losses for each fiscal year of the Partnership shall be allocated among the Partners in proportion to the average daily balances in their respective Capital Accounts; provided, however, that no loss shall be allocated to any Limited Partner to the extent that it results or is likely to result in a negative Capital Account balance for such Limited Partner;

     o The General Partner shall not resign or withdraw from the Limited Partnership as a General Partner without (i) the approval, written consent or ratification of the Limited Partners whose partnership interests aggregate more than fifty percent (50%) of the aggregate limited partnership interests of the Limited Partnership, (ii) providing one or more successor General Partner in accordance with the terms of the Partnership Agreement (to whom the resigning General Partner shall assign his interest as General Partner in the Limited Partnership), and (iii) delivering to the Limited Partnership an opinion of the Limited Partnership's counsel that such resignation or withdrawal would not subject the Limited Partnership to federal income taxation as an association taxable as a corporation and not as a partnership;

     o A Limited Partner shall have no right to withdraw or resign from the Limited Partnership; provided, however, subject to any restrictions on transferability by operation of law or contained elsewhere in the Partnership Agreement, a Limited Partner may assign in writing its partnership interests in the Limited Partnership;

     o The Limited Partnership shall reimburse the General Partner for all costs and expenses incurred in managing and operating the Partnership; and

     o The General Partner has the right to compel the Limited Partners to exchange 100% of their limited partnership interests for shares of Common Stock of the General Partner.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

       The financial and business analysis below provides information which the Company believes is relevant to an assessment and understanding of the Company's financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with the Notes to the Financial Statements in Item 1 of this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the Company's Annual Report on Form 10-KSB under the heading of "Risk Factors." Actual results may differ materially from those contained in any forward-looking statement.

Overview and Recent Developments

       On August 18, 1968, we were incorporated in the State of Oklahoma as Dorsett Educational Systems, Inc. On December 20, 2002, we changed our name to Gift Liquidators, Inc. Since that time, our core business has been the wholesale distribution of a diverse line of gift and novelty products acquired in closeouts from gift developers and distributors.

       Prior to the sale of all of our inventory in September 2005, we operated in one core segment, as described above. We also operated a seasonal retail store operation to liquidate small quantities of close out merchandise during the Christmas season. This retail operation accounted for less than 5% of annual sales and, therefore, management does not consider it as a material or significant component of its core business. As a result, we have not presented this operation separately from the core wholesale close out business.

       As of September 29, 2005 (the "Closing Date"), David Mladen purchased 11,000 shares of our Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), for an aggregate purchase price of $10,000 (the "Preferred Stock Purchase Transaction"). Each share of our Series A Preferred Stock is convertible at any time, at the holder's option, into 5 shares of our common stock, $0.01 par value per share ("Common Stock"), subject to adjustment for stock dividends, stock splits, reclassifications, and similar events. In addition, as of the Closing Date, two of our former officers and directors sold an aggregate of 33,761 shares of our Common Stock to Mr. Mladen, which amount represented 28.6% of our issued and outstanding Common Stock (the "Common Stock Purchase Transaction"). As a result of the Preferred Stock Purchase Transaction and the Common Stock Purchase Transaction, Mr. Mladen owns and/or controls 51% of the Company's issued and outstanding Common Stock.

       In addition, as of the Closing Date, our existing officers and directors resigned, and Mr. Mladen was appointed as our sole officer and director.

       By virtue of (i) the percentage of our Common Stock Mr. Mladen acquired,
(ii) the number of shares of our Common Stock Mr. Mladen would receive upon conversion of the shares of Preferred Stock he purchased, (iii) the resignation of all of our officers and directors, and (iv) the appointment of Mr. Mladen as our sole officer and director, there is deemed to have been a "change in control" of our company as of the Closing Date.

       In connection with the aforementioned transactions, and the corresponding decision by our new management to exit the gift liquidation business, effective as of the Closing Date:

     o We entered into an Asset Sale Agreement with Laid Back Enterprises, Inc. ("Laid Back"), an affiliate of ours, pursuant to which Laid Back purchased all of our non-cash assets, including all of our inventory in exchange for the cancellation of our indebtedness to Laid Back in the aggregate amount of $50,485;

     o We terminated our Administrative Services Agreement with Laid Back, dated December 20, 2002, pursuant to which we had been receiving certain personnel, sales, marketing, accounting and other administrative services from Laid Back; and

     o We terminated our Tax Sharing Agreement with Laid Back, dated December 20, 2002, pursuant to which we had been sharing certain tax responsibilities with Laid Back.

Results of Discontinued Operations

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

       Net Sales of approximately $8,600 in the three months ended September 30, 2005 was a 81% decrease from the approximately $45,000 in sales for the three months ended September 30, 2004. During 2004, we sold through most of the silk floral items that were our best selling category in each of the last two years. The lack of new product in the silk floral category coupled with an weak gift market in general were the primary causes of this decline. The cost of goods sold decreased to approximately 47% in the quarter ended September 30, 2005 from approximately 67% in the quarter ended September 30, 2004, as sales to large accounts decreased and we were not required to give large discounts.

       Sales and marketing expenses declined approximately $9,000 to approximately $6,000 in the quarter ended September 30, 2005 from approximately $15,000 in the quarter ended September 30, 2004. This decline was primarily attributable to lower commissions as a result of reduced gross sales.

       Administrative costs declined to approximately $14,000 in the quarter ended September 30, 2005 from approximately $25,000 in the quarter ended September 30, 2004. The bulk of these expenses relate to preparing statements and preparing, auditing and filing reports with the Securities Exchange Commission.

       In September 2005, we decided to exit the gift liquidation business, and terminated our Administrative Services Agreement and Tax Sharing Agreement with Laid Back and sold our remaining inventory to Laid Back, in consideration for the cancellation of our indebtedness to Laid Back in the aggregate amount of $50,485. As a result of this transaction, the Company recorded a non-cash dividend to former officers of ours, totaling $135,746.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

       Net Sales of approximately $57,000 in the nine months ended September 30, 2005 was a 76% decrease from the approximately $236,000 in sales for the nine months ended September 30, 2004. During 2004, we sold through most of the silk floral items that were our best selling category in each of the last two years. The lack of new product in the silk floral category was the primary cause of this decline. The cost of goods sold decreased to approximately 46% in the nine months ended September 30, 2005 from approximately 68% in the nine months ended September 30, 2004 as sales to large accounts decreased and the Company was not required to give large discounts.

       Selling and marketing expenses were approximately $28,000 for the nine months ended September 30, 2005 compared to approximately $58,000 for the nine months ended September 30, 2004. This approximately $30,000 decrease between the nine months ended September 30, 2004 and the nine months ended September 30 2005 primarily attributable to lower commissions as a result of reduced gross sales for the comparable nine month periods.

       Administrative costs declined approximately $9,000 for the nine months ended September 30, 2005 versus the nine months ended September 30, 2004. The bulk of these expenses relate to preparing monthly statements and preparing, auditing and filing reports with the Securities and Exchange Commission.

       In September 2005, we decided to exit the gift liquidation business, and terminated our Administrative Services Agreement and Tax Sharing Agreement with Laid Back and sold the remaining inventory to Laid Back, in consideration for the cancellation of our indebtedness to Laid Back in the aggregate amount of $50,485. We recorded a loss on the sale of approximately $136,000. As a result of this transaction, the Company recorded a non-cash dividend to former officers of ours, totaling $135,746.

Liquidity and Capital Resources

       Historically, we have financed our operations primarily from operations and trade credit from Laid Back. Since Laid Back shipped and collected our merchandise under an Administrative Services Agreement, we were dependent upon the timely payment from Laid Back to adequately provide cash to operate our company.

       Until we recently determined to exit the gift liquidation business, we were dependent upon Laid Back advances to meet cash requirements. Laid Back advanced the Company $850 in July 2005, $1,500 in August 2005 and $5,842 in September 2005. The Company used approximately $4,000 for operations in the nine months ended September 30, 2005 and $9,000 in the nine months ended September 30, 2004.

       In September 2005, we decided to exit the gift liquidation business, and terminated our Administrative Services Agreement and Tax Sharing Agreement with Laid Back and sold the remaining inventory to Laid Back, in consideration for the cancellation of our indebtedness to Laid Back in the aggregate amount of $50,485. As a result of this transaction, the Company recorded a non-cash dividend to former officers of ours, totaling $135,746. With the sale of inventory in September 2005, the advances from affiliate were reduced to zero.

       As a result of the sale of our inventory to Laid back, we had no assets or liabilities at September 30, 2005, versus approximately $87,000 in receivables, including $41,000 in advances from affiliate, on September 30, 2004.

       We have not generated significant sales or earnings. At September 30, 2005, we had $10,002 of cash and cash equivalents resulting from our sale of Series A Preferred Stock in a private offering. As a result of this transaction, and an anticipated change in focus of our business operations, we believe that we will have sufficient capital to fund our operations. However, until such time as we generate sufficient revenues from operations, we will be dependent on raising additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary, and on commercially reasonable terms. Our inability to derive sufficient revenues from the sale of our operations, or obtain additional financing when needed, would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our then current stockholders.

Off-Balance Sheet Arrangements

       Between October 26, 2005 and October 31, 2005, we formed eight limited partnerships as wholly-owned Delaware subsidiaries of ours (the "Limited Partnerships"). The purposes of the Limited Partnerships, are (i) to acquire (by capital contribution, loan or otherwise), own, manage, operate, rent, pledge, assign, sell and otherwise deal with real personal property, tangible or intangible, or any interest therein, wherever situated, including, without limitation, interests in any corporation, limited liability company, partnership, joint venture or other form of business association, whether or not such entity has its activities or assets outside of the United States, whether or not such entity's activities could be considered high risk, and whether or not such entity is controlled by a partner or person or entity related to a partner (including, without limitation, a family member); interests in securities of any government, state, district, municipality, or other political or governmental division or subdivision; and interests in stocks, bonds, mortgages, debentures, notes, warrants, options, certificates of deposit, money market accounts, commercial paper, evidences of indebtedness or other obligations, securities or investment accounts of any type however evidenced; and (ii) to conduct such other activities as may in the discretion of the general partner be reasonably related to the purposes set forth in clause (i) above.

       The Limited Partners of the Limited Partnerships (the "Limited Partners") are (i) David Mladen, our Chief Executive Officer and sole director, (ii) Mr. Mladen's daughter, (iii) Mr. Mladen's son-in-law, (iv) Mr. Mladen's son, and (v) Mr. Mladen's daughter-in-law. As of November 4, 2005, the Limited Partners exchanged 100% of the issued and outstanding shares of common stock of Eternal Enterprise, Inc., a Connecticut corporation, for limited partnership interests representing 20% of the total partnership interests of each of the Limited Partnerships, pursuant to Contribution Agreements between the Limited Partners and the Limited Partnerships. The partnership interests of the Limited Partnerships were exchanged for shares of common stock of Eternal Enterprises, Inc. based upon the ratio which the value of each Property bears to the aggregate value of all of the Properties.

       Eternal Enterprise, Inc., which is now 100% owned, in the aggregate, by the Limited Partnerships, is the owner of eight properties (each a "Property," and collectively, the "Properties"), located at the following addresses:

     o    154-60A Collins Street, Hartford, CT;
     o    21 Evergreen Avenue, Hartford, CT;
     o    243 & 255 Laurel Street, Hartford, CT;
     o    252 Laurel Street, Hartford CT;
     o    270 Laurel Street, Hartford, CT;
     o    360 Laurel Street, Hartford, CT;
     o    117-141 S. Marshall Street, Hartford, CT; and
     o    56 Webster Street, Hartford, CT.

       In consideration for our ownership of 80% of the total partnership interests of each of the Limited Partnerships, we have agreed to assume promissory notes of the Limited Partnerships in the aggregate amount of approximately $6,420,000.

       Because our primary shareholder also is the controlling shareholder in Eternal Enterprise, Inc., the accounting for this merger will be viewed as a reorganization of entities under common control. Accordingly, the historical costs of the acquired company's assets and liabilities will be utilized as if Eternal Enterprises, Inc. contributed their equity interests in the acquired companies to our company at their historical cost.

Pursuant to the Partnership Agreements of the Limited Partnerships, among other things:

     o    We are the general partner of each of the partnerships; and

     o We have the right to compel the Limited Partners to exchange 100% of their limited partnership interests for shares of our Common Stock.

Critical Accounting Policies

       Note 2 of the Notes to Financial Statements incorporated herein includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements.

Recently Issued Accounting Standards

       We have reviewed recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our financial statements.

Forward-Looking Statements

       This Quarterly Report on Form 10-QSB contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, "anticipate", "believe", "expect", "intend", "may", "planned", "potential", "should", "will", or "would". We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements.


Item 3.  Controls and Procedures

       The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

       There were no changes to our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

       We are not a party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours, or owner of record of more than 5% of our common stock is a party adverse to us, or has a material interest adverse to us in any legal proceeding.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

       Effective as of September 29, 2005, we entered into a Preferred Stock Purchase Agreement with Mr. Mladen, pursuant to which we sold 11,000 shares of our Series A Preferred Stock to Mr. Mladen for an aggregate purchase price of $10,000. Pursuant to the Certificate of Designation of Series A Convertible Preferred Stock we filed as of such date, each share of our Series A Preferred Stock is convertible at any time, at the holder's option, into 5 shares of our Common Stock, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events. We believe that the offer and sale of these securities is exempt from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.


Item 3.  Defaults Upon Senior Securities

       None.


Item 4.  Submission of Matters to a Vote of Security Holders.

       None.


Item 5.  Other Information.

       None.


Item 6.  Exhibits and Reports on Form 8-K.

Exhibit
Number     Description of Exhibit
------     ----------------------

  4.1      Certificate of Designation of Series A Convertible Preferred Stock(1)

  10.1 Preferred Stock Purchase Agreement, dated September 29, 2005, by and between the Company and David Mladen(1)
  10.2 Registration Rights Agreement, dated September 29, 2005, by and between the Company and David Mladen(1)
  10.3 Asset Sale Agreement, dated September 29, 2005, by and between the Company and Laid Back Enterprise, Inc.(1)

  10.4     Form of Contribution Agreement(2)

  10.5     Form of Partnership Agreement(2)

  31.1     Certification pursuant to Section 13a-14(a)(3)

  32.1     Certification pursuant to Section 1350(3)

---------------------

(1) Incorporated by reference from the Company's Current Report on Form 8-K, dated September 29, 2005
(2) Incorporated by reference from the Company's Amended Current Report on Form 8-K/A, dated November 4, 2005
(3)  Filed herewith

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GIFT LIQUIDATORS, INC.


Date: November 21, 2005                     By: /s/  David Mladen
     ----------------------                     -----------------
                                                David Mladen
                                                Chief Executive Officer and
                                                Director (Principal Executive,
                                                Financial and Accounting Officer
                                                and Authorized Signatory)

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number     Description of Exhibit
------     ----------------------

  4.1      Certificate of Designation of Series A Convertible Preferred Stock(1)

  10.1 Preferred Stock Purchase Agreement, dated September 29, 2005, by and between the Company and David Mladen(1)
  10.2 Registration Rights Agreement, dated September 29, 2005, by and between the Company and David Mladen(1)
  10.3 Asset Sale Agreement, dated September 29, 2005, by and between the Company and Laid Back Enterprise, Inc.(1)
  10.4     Form of Contribution Agreement(2)

  10.5     Form of Partnership Agreement(2)

  31.1     Certification pursuant to Section 13a-14(a)(3)

  32.1     Certification pursuant to Section 1350(3)

---------------------
(1) Incorporated by reference from the Company's Current Report on Form 8-K, dated September 29, 2005
(2) Incorporated by reference from the Company's Amended Current Report on Form 8-K/A, dated November 4, 2005
(3)  Filed herewith