Form 10KSB
period 2005-12-31
GIFT LIQUIDATORS INC
filed 2006-06-08
CIK 1286218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2005

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from __________ to __________

                                               Commission file number: 000-50675
                                                                       ---------

                             GIFT LIQUIDATORS, INC.
                 (Name of small business issuer in its charter)

                     Oklahoma                               73-0731559
         (State or other jurisdiction of                 (I.R.S. employer
          incorporation or organization)                 identification no.)

           270 Laurel Street, 1st Floor Office,                06105
                  Hartford, Connecticut                      (Zip code)
         (Address of principal executive offices)


Issuer's telephone number, including area code:  (860) 246-7672
                                               ---------------------

Securities registered pursuant to Section 12(b) of the Act:

            None                                    Not Applicable
   (Title of each class)             (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_]  No [X]

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

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                     Yes [_]  No [X]

         The issuer's revenues for its most recent fiscal year were $1,616,685.

         As of June 1, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $319,602. There are approximately 84,775 shares of common stock of the issuer not held by affiliates. There has been no "public market" for the issuer's common stock during the past five years. Therefore, for the purposes of this calculation, the issuer has valued its shares of common stock at $3.77 per share, based upon the price at which the issuer's majority stockholder and sole officer and director purchased 33,762 shares of common stock of the issuer, and preferred stock convertible into 55,000 additional shares of common stock of the issuer, as of September 28, 2005.

         As of June 1, 2006, the issuer had 118,537 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in
Item 13 of this Report.

    Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

                          ANNUAL REPORT ON FORM 10-KSB
                   OF GIFT LIQUIDATORS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
Special Note Regarding Forward-Looking Statements                                 4

PART I                                                                            5
------

Item 1.     Description of Business                                               5
Item 2.     Description of Properties                                            18
Item 3.     Legal Proceedings                                                    20
Item 4.     Submission of Matters to a Vote of Security Holders                  20

PART II                                                                          21
-------

Item 5.     Market for Common Equity and Related Stockholder Matters             21
Item 6.     Management's Discussion and Analysis or Plan of Operation            22
Item 7.     Financial Statements                                                 32
Item 8.     Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure                                           33
Item 8A.    Controls and Procedures                                              33
Item 8B.    Other Information                                                    34

PART III                                                                         35
--------

Item 9.     Directors, Executive Officers, Promoters And Control Persons;
              Compliance with Section 16(A) of The Exchange Act                  35
Item 10.    Executive Compensation                                               37
Item 11.    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                    38
Item 12.    Certain Relationships and Related Transactions                       39
Item 13.    Exhibits                                                             40
Item 14.    Principal Accounting Fees and Services                               40

Signatures                                                                       42

Exhibit Index                                                                    43

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.
 Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Annual Report on Form 10-KSB. Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

         The terms "the Company," "we," "us" and "our" refer to Gift Liquidators, Inc., together with its consolidated subsidiaries.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

         On August 18, 1968, we were incorporated in the State of Oklahoma as Dorsett Educational Systems, Inc. On December 20, 2002, we changed our name to Gift Liquidators, Inc. Since that time, and prior to the sale of all of our inventory in September 2005, our core business involved the wholesale distribution of a diverse line of gift and novelty products acquired in closeouts from gift developers and distributors.

         As of September 28, 2005 (the "Closing Date"), David Mladen purchased 11,000 shares of our Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), for an aggregate purchase price of $10,000 (the "Preferred Stock Purchase Transaction"). Each share of our Series A Preferred Stock is convertible at any time, at the holder's option, into 5 shares of our common stock, $0.01 par value per share ("Common Stock"), subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

         Further, as of the Closing Date, two of our former stockholders, one of whom was an officer and director of ours, sold an aggregate of 33,761 shares of our Common Stock to Mr. Mladen, which amount represented 28.6% of our issued and outstanding Common Stock (the "Common Stock Purchase Transaction").

         In addition, as of the Closing Date, our existing officers and directors resigned, and Mr. Mladen was appointed as our sole officer and director.

         As a result of the Preferred Stock Purchase Transaction and the Common Stock Purchase Transaction, Mr. Mladen controls approximately 51% of our voting power. By virtue of (i) the percentage of our Common Stock Mr. Mladen acquired,
(ii) the number of shares of our Common Stock Mr. Mladen would receive upon conversion of the shares of Preferred Stock he purchased, (iii) the resignation of all of our officers and directors, and (iv) the appointment of Mr. Mladen as our sole officer and director, there was deemed to have been a "change in control" of our company as of the Closing Date.

         In connection with the aforementioned transactions, and the corresponding decision by our new management to exit the gift liquidation business, effective as of the Closing Date:

         o We entered into an Asset Sale Agreement with Laid Back Enterprises, Inc. ("Laid Back"), a company owned and controlled by two of our former officers and directors, pursuant to which Laid Back purchased all of our non-cash assets, including all of our inventory in exchange for the cancellation of our indebtedness to Laid Back in the aggregate amount of $50,485;

         o We terminated our Administrative Services Agreement with Laid Back, dated December 20, 2002, pursuant to which we had been receiving certain personnel, sales, marketing, accounting and other administrative services from employees of Laid Back; and

         o We terminated our Tax Sharing Agreement with Laid Back, dated December 20, 2002, pursuant to which we had been sharing certain tax responsibilities with Laid Back.

         Between October 26, 2005 and October 31, 2005, we formed eight Delaware limited partnerships as wholly-owned subsidiaries of ours (the "Limited Partnerships"), as follows:

               o    Excellency Investment Realty Trust I, L.P.;
               o    Excellency Investment Realty Trust II, L.P.;
               o    Excellency Investment Realty Trust III, L.P.;
               o    Excellency Investment Realty Trust IV, L.P.;
               o    Excellency Investment Realty Trust V, L.P.;
               o    Excellency Investment Realty Trust VI, L.P.;
               o    Excellency Investment Realty Trust VII, L.P.; and
               o    Excellency Investment Realty Trust VIII, L.P.

         As of November 4, 2005, we acquired Eternal Enterprise, Inc., a Connecticut corporation ("Eternal"), when the pre-acquisition stockholders of Eternal (the "Pre-Acquisition Eternal Stockholders") exchanged 100% of the issued and outstanding shares of common stock of Eternal, for (i) limited partnership interests representing 20% of the total partnership interests of each of the Limited Partnerships, and (ii) promissory notes in the aggregate principal amount of $2,610,006 (the "Notes"), pursuant to Contribution Agreements between the Pre-Acquisition Eternal Stockholders and the Limited Partnerships (the "Eternal Acquisition"). In consideration for our ownership of the remaining 80% of the total partnership interests of each of the Limited Partnerships, we agreed to assume the Notes.

         The partnership interests of the Limited Partnerships were exchanged for shares of capital stock of Eternal based upon the ratio which the value of each Property bears to the aggregate value of all of the Properties.

         Pursuant to the Partnership Agreements of the Limited Partnerships, among other things:

               o We are the general partner of each of the Limited Partnerships; and

               o We have the right to compel the limited partners (i.e., the Pre-Acquisition Eternal Stockholders) to exchange 100% of their limited partnership interests for shares of our Common Stock.

         Eternal, which is now 100% owned, in the aggregate, by the Limited Partnerships, is the owner of eight residential real estate properties (each a "Property," and collectively, the "Properties"), located at the following addresses:

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

Our Business

General
-------

         Prior to the sale of all of our inventory in September 2005, our core business was the wholesale distribution of a diverse line of gift and novelty products acquired in closeouts from gift developers and distributors. We also operated a seasonal retail store operation to liquidate small quantities of close out merchandise during the Christmas season.

         As a result of the Eternal Acquisition, we are now engaged in the business of acquiring, developing, holding for investment, operating and selling apartment properties in metropolitan areas on the east coast of the United States. We intend to reincorporate in Maryland and, subsequently, qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended.

         Through our subsidiaries, we own eight residential real estate Properties, consisting of an aggregate of 270 apartment units, and comprising a total of approximately 221,839 square feet, all of which are leased to residential tenants, as more fully described in Item 2 below. Each of the Properties is located in the metropolitan Hartford area of Connecticut. At December 31, 2005, the properties were approximately 96% leased.

         We operate in only one industry segment -- real estate. We do not have any foreign operations, and our business is not seasonal. See the Consolidated Financial Statements attached hereto and incorporated by reference herein for financial information relating to our industry segment.

Business Strategies
-------------------

         Our objective is to generate stable and increasing cash flow and asset value by acquiring, developing, holding for investment, operating and selling residential real estate properties in metropolitan areas on the east coast of the United States. Our policy is to acquire assets primarily for current income generation. In addition, we will invest in properties located in markets which offer favorable value and growth prospects.

         Our long-term goals are to rent and improve our properties and to acquire additional properties with income and capital appreciation potential as suitable opportunities arise. When appropriate, we may sell or refinance selected properties. Proceeds from any such sales or refinancings will be reinvested in acquisitions of other properties, or used for operating expenses, or reserves, as we determine.

Property Selection
------------------

         When making investments in residential real estate properties, we consider relevant real property and financial factors, including the condition and location of the property, its income-producing capacity and the prospects for its long-term appreciation. Residential real estate properties under consideration are first subjected to a comprehensive due diligence review. A property must be in what we consider to be a quality market area within locations that provide stability and upside potential.

         The following describes the factors we consider when deciding whether to invest in a property:

               o Location considerations include characteristics of the surrounding area and the suitability of the neighborhood services and amenities available to the resident base. Property considerations include physical aspects of the property, its condition, quality of design and materials and its amenities.

               o The market area is characterized as having current and long-term suitable demographic and economic conditions. We consider supply and demand factors and determine whether the capture rates in the primary and secondary market areas are within appropriate standards for the resident base. We also consider the competitive advantage of the community as compared with competing properties in the same market area.

               o In our determination of the stability of the properties operations, we consider the potential impact of rent growth, turnover, rent discounts, concessions and other factors that exist or may exist in the competitive environment.

               o We must determine, through third-party environmental and engineering assessments, that the property is not subject to any recognized environmental or physical conditions or deferred maintenance costs that would impact the future operations, marketability or salability of the property.

Financing
---------

         We expect that the rental income we receive from tenants of our Properties will be our primary source of funds going forward. In order to acquire additional apartment properties, we may pursue one or a combination of alternatives, as follows:

               o We may determine to take out additional loans to purchase interests in additional properties;

               o We may raise funds from through any one or a combination of debt offerings and equity offerings, and use such funds to purchase interests in additional properties; or

               o We may determine to acquire additional interests in properties as sufficient funds are raised from rental income.

Property Management
-------------------

         Each of our Properties is managed by White Knight Management, LLC, a party owned and controlled by David Mladen, our majority stockholder and sole officer and director. Management fees were approximately $64,667 and $60,736 for the years ended December 31, 2005 and 2004, respectively. The Properties are managed pursuant to oral agreements which provide for management fees of approximately 4% of revenues.

Insurance
---------

         We believe that our Properties are adequately insured.

Competition
-----------

         We have acquired and intend to acquire interests in residential real estate properties on the east coast of the United States wherever suitable communities are identified by us. We will compete with many REITs, real estate partnerships, real estate operating companies and other investors, including banks and insurance companies, many of which will have greater financial resources than we do, in the acquisition and operation of properties. All of our residential real estate properties will be located in developed areas that include other multifamily residential properties. The number of competitive properties in a particular area could have a material effect on our ability to lease units at our properties and on the rents charged at the properties. While there are no dominant competitors in the industry, the market for acquiring residential real estate properties on the east coast of the United States is extensive and local in nature. We may be competing with other entities that have greater resources than we do, including several with national portfolios valued at billions of dollars, and whose management may have more experience than our management. In addition, other forms of housing, including manufactured housing community properties and single-family housing provide alternatives to potential residents of multifamily residential properties. We seek to grow by acquiring residential real estate properties in selected targeted markets. We intend to compete for the acquisition of properties by identifying opportunities that other competitors do not appreciate and by offering the highest acquisition price possible within the parameters of our investment objectives and policies. We cannot predict how successful we will be in identifying and acquiring suitable properties.

Government Regulations
----------------------

         Our Properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that they are "public accommodations" or "commercial facilities" as defined in the ADA. The ADA does not consider residential real estate properties to be public accommodations or commercial facilities, except for portions of such properties that are open to the public. In addition, the Fair Housing Amendments Act of 1988 (the "FHAA") requires residential real estate properties first occupied after March 13, 1990, to be accessible to the handicapped. Other laws also require apartment buildings to be handicap accessible.

         In addition, under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in the property. This liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of the substances. Other law imposes on owners and operators certain requirements regarding conditions and activities that may affect human health or the environment.

         Further, like many real estate operators, we are subject to premises liability laws, housing discrimination laws and landlord-tenant laws.

         We are not aware of any material noncompliance, liability or claim relating to any of the aforementioned regulations in connection with any of our Properties.

Employees
---------

         We currently have one employee, who is an executive officer of ours. Our Limited Partnerships currently have no employees. Eternal Enterprise, Inc., which is 100% owned by our Limited Partnerships, currently employs four (4) individuals, who are primarily involved in the supervision and maintenance of specific properties.

Available Information
---------------------

         We file various reports with the SEC, including Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on From 8-K, which are available though the SEC's electronic data gathering, analysis and retrieval system ("EDGAR") by accessing the SEC's home page (http://www.sec.gov). The documents are also available to be read or copied at the SEC's Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Risk Factors

         We are subject to certain risks and uncertainties as described below. These risks and uncertainties may not be the only ones we face. There may be additional risks that we do not presently know of, or that we currently consider immaterial. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. Our business and operations may be adversely affected if any of such risks are realized. All investors should consider the following risk factors before deciding to purchase or sell our securities.

         Risks Relating to our Business

         We are subject to risks inherent in the ownership of real estate.

         We own and manage multifamily rental apartment properties that are subject to varying degrees of risk generally incident to the ownership of real estate. Our financial condition and the value of our Properties will be dependent upon our ability to operate our Properties in a manner sufficient to generate income in excess of operating expenses and debt service charges, which may be affected by the following risks, some of which are discussed in more detail below:

               o changes in the economic climate in the markets in which we own and manage properties, including interest rates, the overall level of economic activity, the availability of consumer credit and mortgage financing, unemployment rates and other factors;

               o a lessening of demand for the multifamily rental properties that we own;

               o competition from other available multifamily rental properties and changes in market rental rates;

               o    increases in property and liability insurance costs;

               o changes in real estate taxes and other operating expenses (e.g., cleaning, utilities, repair and maintenance costs, insurance and administrative costs, security, landscaping, staffing and other general costs);

               o changes in laws and regulations affecting properties (including tax, environmental, zoning and building codes, and housing laws and regulations);

               o weather and other conditions that might adversely affect operating expenses;

               o expenditures that cannot be anticipated, such as utility rate and usage increases, unanticipated repairs and real estate tax valuation reassessments or millage rate increases;

               o our inability to control operating expenses or achieve increases in revenues;

               o risks of personal injury claims and property damage related to mold claims because of diminished insurance coverage;

               o catastrophic property damage losses that are not covered by our insurance;

               o risks associated with property acquisitions such as environmental liabilities, among others;

               o changes in market conditions that may limit or prevent us from acquiring or selling properties; and

               o the perception of residents and prospective residents as to the attractiveness, convenience and safety of our properties or the neighborhoods in which they are located.

         We are dependent on rental income from our multifamily apartment complexes.

         We are dependent on rental income to pay operating expenses. Potential residents may choose not to rent units in our Properties due to many factors, including the general economic climate, the local economic climate, local real estate considerations (such as oversupply of or reduced demand for apartments), the perception of the safety, convenience and attractiveness of the communities or neighborhoods in which our Properties are located, and the quality of local schools and other amenities. If we are unable to attract and retain residents or if our residents are unable, due to an adverse change in the economic condition of a particular region or otherwise, to pay their rental obligations, our income and results of operations will be adversely affected.

         Our multifamily apartment buildings are subject to competition.

         Our Properties are located in developed areas that include other properties. We face and will face competition from other properties of the same type within the areas in which our apartment buildings are and will be located. The Properties also compete with other rental alternatives, such as condominiums, single and multifamily rental homes and owner occupied single and multifamily homes, in attracting residents. Competition from other properties and rental alternatives may affect our ability to attract and retain residents, to increase rental rates and to minimize expenses of operation. Virtually all of the leases for our apartment buildings are and will be short-term leases (generally, one year). In addition, increased competition for residents may require us to make capital improvements to apartment communities which we would not have otherwise planned to make. Any unbudgeted capital improvements we undertake may divert cash that would otherwise be available to us to support our operations. Ultimately, to the extent we are unable to renew leases or re-lease apartment units as leases expire, it would result in decreased cash flow from residents and harm our operating results.

         We face competition for the acquisition of apartment buildings, which may impede our ability to make future acquisitions or may increase the cost of acquisitions.

         We compete with many other entities engaged in real estate investment activities for acquisitions of apartment buildings, including institutional pension funds, REITs, and other owner-operators of apartments. These competitors may drive up the prices we have to pay to acquire interests in residential real estate properties we seek to acquire, or may succeed in acquiring those assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more or may have a more compatible operating philosophy. In particular, large REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, the ability to use their listed shares and UPREIT structure as currency for acquisition, and enhanced operating efficiencies. If we pay higher prices for properties, or are unable to acquire additional properties due to increased competition, our profitability will be reduced, and our income and results of operations will be adversely affected.

         The properties we own are currently concentrated in the Hartford, Connecticut area.

         All of the properties we currently own are located in the metropolitan Hartford area of Connecticut. Our performance, therefore, is linked to economic conditions and the market for available rental housing in this state. Therefore, the decline in the market for apartment housing in Hartford, Connecticut would adversely affect our financial condition and results of operations.

         Our insurance may not be adequate to cover certain risks.

         There are certain types of risks, generally of a catastrophic nature, such as earthquakes, floods, windstorms, act of war and terrorist attacks, that may be uninsurable, or are not economically insurable, or are not fully covered by insurance. Moreover, certain risks, such as mold and environmental exposures, generally are not covered by our insurance. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our equity in the affected property as well as the anticipated future cash flow from that property. Any such loss could have a material adverse effect on our business, financial condition and results of operations.

         Discovery of previously undetected environmentally hazardous conditions and physical defects may adversely affect our operating results.

         Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or business may be operated, and these restrictions may require expenditures on our part. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our Properties, we may be potentially liable for such costs. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, or of remediating any contaminated property could materially adversely affect our business, assets or results of operations.

         In addition, although we engage third parties to conduct engineering assessments of properties we intend to acquire, we cannot assure you that these assessments will detect latent or patent physical defects affecting such properties or accurately reflect the cost to repair or improve the property. The unforeseen cost of repairing or improving a property could materially adversely affect our business, assets or results of operations.

         Cash flow from operations may be insufficient to meet our debt obligations.

         The vast majority of our assets are encumbered by mortgage debt. In December 2005, we borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp., in connection with the refinancing of our Properties, evidenced by eight notes payable. We may borrow additional money to acquire interests in additional properties. There is a risk that the encumbered properties will not have sufficient cash flow from operations for payments of required principal and interest. Further, we may not be able to refinance these loans at an amount equal to the loan balance and the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we cannot meet our debt obligations on our secured loans, the lender could take the property, and we would lose both the asset and the income we were deriving from it, which would adversely affect our business and results of operations.

         Our management may not be successful in identifying suitable additional acquisitions that meet our criteria.

         Our management may not be successful in identifying additional suitable apartment properties that meet our acquisition criteria or consummating additional acquisitions on satisfactory terms. Except for the investments described in this annual report, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on management's abilities. Failures in identifying or consummating acquisitions could reduce the number of acquisitions we complete, which could in turn harm our ability to achieve our investment objectives and our results of operations.

         Real estate investments are generally illiquid, and we may not be able to sell our properties when it is economically or strategically advantageous to do so.

         Because real estate investments are relatively illiquid, our ability to promptly sell one or more apartment buildings in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any Property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a Property. We may be required to expend funds to correct defects or to make improvements before a Property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. The inability to sell our Properties when it is economically or strategically advantageous to do so would adversely affect our business.

         Litigation may result in unfavorable outcomes.

         Like many real estate operators, we may be involved in lawsuits involving premises liability claims, housing discrimination claims and alleged violations of landlord-tenant laws, which may give rise to class action litigation or governmental investigations. Any material litigation not covered by insurance, such as a class action, could result in substantial costs being incurred, and, thereby, adversely affect our business, assets or results of operations.

         The costs of complying with laws and regulations could adversely affect our cash flow.

         Our Properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that they are "public accommodations" or "commercial facilities" as defined in the ADA. The ADA does not consider apartment buildings to be public accommodations or commercial facilities, except for portions of such properties that are open to the public. In addition, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment buildings first occupied after March 13, 1990, to be accessible to the handicapped. Other laws also require apartment buildings to be handicap accessible. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants. If compliance with these laws involves substantial expenditures or must be made on an accelerated basis, our business could be adversely affected.

         Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in the property. This liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of the substances. Other law imposes on owners and operators certain requirements regarding conditions and activities that may affect human health or the environment. Failure to comply with applicable requirements could complicate our ability to lease or sell an affected property and could subject us to monetary penalties, costs required to achieve compliance and potential liability to third parties. We are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our Properties. Nonetheless, it is possible that material environmental contamination or conditions exist, or could arise in the future, in the apartment communities or on the land upon which they are located. If such conditions are found to exist at any of our properties, the correction of such conditions would involve substantial expenditures, and adversely affect our business, assets or results of operations.

         Rising operating expenses could reduce our cash flow and funds available for operations.

         We bear all expenses incurred in our operations. If any Property is not fully occupied, or if rents are being paid in an amount that is insufficient to cover operating expense, then we could be required to expend funds for that Property's operating expenses. The Properties will be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. In addition, our board of directors, in its discretion, may retain any portion of cash funds generated by operations for working capital. Therefore, rising operating expenses could adversely affect our business, assets or results of operations.

         Competition for skilled personnel could increase our labor costs.

         We compete with various other companies in attracting and retaining qualified and skilled personnel who are responsible for the day-to-day operations of our Properties. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge our tenants. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

         We depend on our key personnel.

         Our success depends to a significant degree upon the continued contribution of David Mladen, our President and Chief Executive Officer, who may be difficult to replace. There can be no assurance that the services of Mr. Mladen will continue to be available to us. In addition, we do not hold key-man life insurance on Mr. Malden. The loss of services of Mr. Mladen could have a material adverse effect on our business and operations.

         Our business will be harmed if we cannot engage and retain the services of reputable and reliable managers for our properties.

         We will not directly control the day-to-day management of our Properties. Each of our Properties is currently managed by White Knight Management, LLC, a party owned and controlled by David Mladen, our majority stockholder and sole officer and director. White Knight Management is responsible for leasing, maintenance and other day-to-day management of the communities. Because our revenues will largely be derived from rents, our financial condition will be dependent on the ability of White Knight Management, or other third-party managers, that we do not control, to operate the Properties successfully. While the Properties we currently own have experienced property managers, there can be no assurance that we will be able to make similar arrangements in future transactions. If our third-party managers are unable to operate the communities successfully, our financial condition could be adversely affected.

         Management has determined that we have certain weaknesses in our disclosure controls and procedures.

         The Sarbanes-Oxley Act requires public companies to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time required. The Sarbanes-Oxley Act also requires documentation of internal control procedures, remediation as needed, and periodic testing of the controls. These requirements are expected to apply to smaller companies such as ours, beginning in 2007.

         In connection with the audit of our consolidated financial statements for the year ended December 31, 2005, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, our principal executive officer and principal financial officer has discovered a lack of effectiveness in our disclosure controls and procedures during and following the years ended December 31, 2005 and 2004.

         Our management intends to engage in remediation efforts to address the material weaknesses identified in our disclosure controls and procedures. These remediation efforts will be designed to address the material weaknesses identified by management and to improve and strengthen our overall control environment. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Risks Relating to Our Common Stock and Other Securities

         There is a limited market for our Common Stock. If a substantial and sustained market for our Common Stock does not develop, our stockholders' ability to sell their shares may be materially and adversely affected.

         Our Common Stock is tradable on the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol "GFLQ." However, there is a limited public market for our shares, and, therefore, it will be difficult for you to sell your shares promptly. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Small Cap Market. OTC Bulletin Board stocks are often lightly traded or not traded at all on any given day. We cannot predict whether a more active market for our Common Stock will develop in the future. In the absence of an active trading market:

               o investors may have difficulty buying and selling or obtaining market quotations;

               o    market visibility for our Common Stock may be limited; and

               o a lack of visibility for our Common Stock may have a depressive effect on the market price for our Common Stock.

         Our current executive officer, director and major stockholder owns a significant percentage of our voting stock. As a result, they exercise significant control over our business affairs and policy.

         As of the date hereof, David Mladen our majority stockholder and sole officer and director, beneficially owns approximately 51% of our voting stock, assuming he converted all of the shares of our Series A Preferred Stock he currently holds. Therefore, Mr. Mladen is able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

         Shares issuable upon the conversion of shares of our convertible preferred stock could dilute stock holdings and adversely affect our stock price.

         As of the date hereof, there are 11,000 shares of our Series A Preferred Stock issued and outstanding. Each share of our Series A Preferred Stock is convertible at any time, at the holder's option, into 5 shares of our Common Stock. The number of shares of Common Stock issued upon the conversion of these shares of Series A Preferred Stock will cause immediate and possibly substantial dilution to our stockholders. In addition, issuance of shares of our Common Stock pursuant to the conversion of shares of our Series A Preferred Stock could lead to subsequent sales of such shares in the public market, which could depress the market price of our stock by creating an excess in supply of shares for sale. Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

         We have a significant amount of authorized but unissued preferred stock, which may affect the likelihood of a change of control in our company.

         Our board of directors has the authority, without further action by the stockholders, to issue shares of our preferred stock on such terms and with such rights, preferences and designations as it may determine, in its sole discretion. Such terms may include restricting dividends on our Common Stock, dilution of the voting power of our Common Stock, or impairing the liquidation rights of the holders of our Common Stock. The board has already authorized classes of Series A Convertible Preferred Stock, and Series B Preferred Voting Stock. Issuance of such preferred stock, depending on the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control.

         Our certificate of incorporation contains provisions that could discourage an acquisition or change of control of our company.

         Our certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. Provisions of our certificate of incorporation, such as the provision allowing our board of directors to issue preferred stock with rights more favorable than our Common Stock, could make it more difficult for a third party to acquire control of us, even if that change of control might benefit our stockholders.

         Your interest in our company may be diluted if we issue additional shares.

         Investors in our company do not have preemptive rights to purchase additional shares of our Common stock, and, therefore, may experience dilution of their equity investment in our company in the event that we (i) sell additional shares of Common Stock in the future, (ii) sell securities that are convertible into shares of our Common Stock, (iii) issue shares in a private offering of securities to institutional investors, (iv) issue shares to the limited partners of our subsidiary limited partnerships in exchange for their limited partnership interests. Further, our board has the ability to issue shares of preferred stock with rights senior to those of our Common Stock, which could include superior dividend rights that could result in our common stockholders receiving no dividend distributions.

         Our   Common   Stock   may  be   ineligible   for   quotation   on  the
Over-the-Counter Bulletin Board if we are not current with our periodic filings with the Securities and Exchange Commission.

         Pursuant to NASD Rules 6530 and 6540, as amended, OTC Bulletin Board ("OTCBB") issuers that are cited for filing delinquency three times in a 24-month period, and those removed for failure to file two times in a 24-month period, will be ineligible for quotation by an NASD member. Following removal under this new rule, an issuer's securities would again become eligible for quotation on the OTCBB when the issuer has filed periodic reports for one year in a timely manner.

         We have been late in two of our periodic filings with the Securities and Exchange Commission ("SEC") during 2006. Accordingly, we may be ineligible for quotation by an NASD member if it is delinquent one more time in its periodic filings with the SEC during the applicable 24-month period. If we were removed from quotation on the OTCBB, it would be more difficult for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them.

         Our Common Stock may be deemed to be a "penny stock." As a result, trading of our shares may be subject to special requirements that could impede our stockholders' ability to resell their shares.

         Our Common Stock is a "penny stock," as that term is defined in Rule 3a51-1 of the Exchange Act of 1934, because it is selling at a price below five dollars per share. In the future, if we are unable to list our Common Stock on Nasdaq, or a national securities exchange, or the per share sale price is not at least $5.00, our Common Stock may continue to be deemed to be a "penny stock." Penny stocks are stocks:

               o    with a price of less than five dollars per share;

               o    that are not traded on a recognized national exchange;

               o whose prices are not quoted on the Nasdaq automated quotation system ; or

               o of issuers with net tangible assets less than (i) $2,000,000 if the issuer has been in continuous operation for at least three years; or (ii) $5,000,000 if in continuous operation for less than three years; or (iii) of issuers with average revenues of less than $6,000,000 for the last three years.

         Section 15(g) of the Exchange Act, and Rule 15g-2 of the Exchange Act of 1934, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 of the Exchange Act of 1934 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer:

               o to obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

               o to determine reasonably, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

               o to provide the investor with a written statement setting forth the basis on which the broker-dealer made the preceeding determination; and

               o to receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

         Compliance with these requirements may make it more difficult for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them.

ITEM 2.  DESCRIPTION OF PROPERTIES

General

         As of December 31, 2005, we owned eight (8) residential real estate properties consisting of 270 units. The table below lists the location of our Properties, the number and type of units in each Property, the range of rents, and the vacancies of these Properties as of December 31, 2005.

--------------------------------------------------------------------------------
                                 Number and
Location                       Type of Units            Rent Range    Vacancies
--------------------------------------------------------------------------------
154-60A Collins Street       41 units:                                    12
Hartford, CT                 3 three-bedroom             $750
                             1 one-and a-half-bedroom    $650
                             37 one-bedroom              $600
-------------------------------------------------------------------------------
21 Evergreen Avenue          24 units:                                     3
Hartford, CT                 18 one-bedroom              $625 - $650
                             6 studios                   $500 - $550
-------------------------------------------------------------------------------
243 & 255 Laurel Street      34 units:                                     2
Hartford, CT                 4 two-bedroom               $725 - $775
                             30 one-bedroom              $600 - $625
-------------------------------------------------------------------------------
252 Laurel Street            21 units:                                     0
Hartford, CT                 2 two-bedroom               $750
                             16 one-bedroom              $625
                             3 studios                   $450 - $475
-------------------------------------------------------------------------------
270 Laurel Street            77 units:                                     4
Hartford, CT                 1 two-bedroom               $825
                             3 one-bedroom               $650
                             73 studios                  $500 - $550
-------------------------------------------------------------------------------
360 Laurel Street            18 units:                                    2
Hartford, CT                 3 two-bedroom               $650 - $700
                             15 one-bedroom              $600 - $625
-------------------------------------------------------------------------------
117-141 S. Marshall Street   42 units:                                     7
Hartford, CT                 36 two bedroom              $700 - $725
                             6 one-bedroom               $600 - $625
-------------------------------------------------------------------------------
56 Webster Street            16 units:                                     1
Hartford, CT                 10 one-bedroom              $500
                             6 studios                   $400
-------------------------------------------------------------------------------

Financing

          As of December 27, 2005, we borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp., in connection with the refinancing of our Properties, evidenced by eight notes payable (the "Mortgage Notes"). The Mortgage Notes bear interest at an initial rate of 5.625%. The loans are repayable in monthly installments of principal and interest, due on the first day of each month. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be payable. The Mortgage Notes are secured against each respective Property, and, David Mladen, our majority stockholder, and sole officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan.

         The following table sets forth certain material terms of each of the Mortgage Notes:

----------------------------------------------------------------------------
                                                  Mortgage         Initial
                                                Note Amount        Monthly
                                                  (as of          Principal
                                                December  31,    and Interest
Location of Property                                2005)          Payment
----------------------------------------------------------------------------
154-60A Collins Street, Hartford, CT              $1,304,000      $7,506
----------------------------------------------------------------------------
21 Evergreen Avenue, Hartford, CT                   $704,000      $4,502
----------------------------------------------------------------------------
243 & 255 Laurel Street, Hartford, CT             $1,128,000      $6,496
----------------------------------------------------------------------------
252 Laurel Street, Hartford CT                      $584,000      $3,363
----------------------------------------------------------------------------
270 Laurel Street, Hartford, CT                   $2,000,000     $11,513
----------------------------------------------------------------------------
360 Laurel Street, Hartford, CT                     $592,000      $3,407
----------------------------------------------------------------------------
117-141 S. Marshall Street, Hartford, CT          $1,432,000      $8,243
----------------------------------------------------------------------------
56 Webster Street, Hartford, CT                     $480,000      $2,763
                                                    --------      ---------
----------------------------------------------------------------------------
           Total:                                 $8,224,000     $47,343
------------------------------------------------------------------------------

         We used the amounts borrowed from Astoria Federal Mortgage Corp. to repay the aggregate amount of $5,263,472 of principal and interest we owed under previous mortgages with Credit Suisse First Boston Mortgage Capital, LLC. In connection with such refinancing, we incurred approximately $654,000 in costs to defease the mortgages.

Objectives

         Our objective is to generate stable and increasing cash flow and asset value by acquiring, developing, holding for investment, operating and selling residential real estate properties in metropolitan areas on the east coast of the United States. Our policy is to acquire assets primarily for current income generation. In addition, we will invest in properties located in markets which offer favorable value and growth prospects.

         Our long-term goals are to rent and improve our properties and to acquire additional properties with income and capital appreciation potential as suitable opportunities arise. When appropriate, we may sell or refinance selected properties. Proceeds from any such sales or refinancings will be reinvested in acquisitions of other properties, or used for operating expenses, or reserves, as we determine.

ITEM 3.  LEGAL PROCEEDINGS

         Neither we, nor our Properties, are presently subject to any material litigation, and, to management's knowledge, there is not any material litigation presently threatened against them. We are occasionally subject to ordinary routine legal and administrative proceedings incident to the ownership of residential real estate. Some of the legal and other expenses related to these proceedings are covered by insurance and none of these costs and expenses are expected to have a material adverse effect on our Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended December 31, 2005, and subsequent periods through the date hereof, no matters were submitted to a vote of our stockholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our Common Stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"). Through approximately October 15, 2005, our trading symbol was "GFTL." Following a 15-for-1 reverse stock split we effected on or around that date, our trading symbol was changed to "GFLQ."

         There has been no "public market" for shares of our Common Stock. No assurance can be given that any market for our common stock will develop or be maintained.

Holders

         As of the date hereof, the number of record holders of our Common Stock was approximately 558. The aggregate number of shares outstanding as of the date hereof is 118,537.

Dividends

         We have not declared any cash dividends with respect to our Common Stock and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty.

Recent Sales of Unregistered Securities

         From September 28, 2005 through the date hereof, we issued unregistered securities, as follows:

         Effective as of September 28, 2005, we entered into a Preferred Stock Purchase Agreement with David Mladen, pursuant to which we sold 11,000 shares of our Series A Preferred Stock to Mr. Mladen for an aggregate purchase price of $10,000. Each share of our Series A Preferred Stock is convertible at any time, at the holder's option, into 5 shares of our Common Stock, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events. We believe that the offer and sale of these securities is exempt from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with the financial statements and notes thereof appearing elsewhere in this Report. In addition, this report contains statements that may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes", "estimates", "expects" and "anticipates" and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of ours to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

               o Anticipated capital expenditures for replacements and building improvements all reflect our best estimates and are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

               o Sources of capital or labor and materials required for maintenance, repair, capital expenditure or development are more expensive than anticipated;

               o Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction of multifamily housing, slow employment growth, availability of low interest mortgages for single-family home buyers and the potential for geopolitical instability, all of which are beyond our control; and

               o    Additional factors as discussed in Item 1, "Risk Factors".

         Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

         On August 18, 1968, we were incorporated in the State of Oklahoma as Dorsett Educational Systems, Inc. On December 20, 2002, we changed our name to Gift Liquidators, Inc. Since that time, and prior to the sale of all of our gift and novelty inventory in September 2005, our core business involved the wholesale distribution of a diverse line of gift and novelty products acquired in closeouts from gift developers and distributors.

         As of September 28, 2005 (the "Closing Date"), we entered into a Preferred Stock Purchase Agreement with David Mladen (the "Preferred Stock Purchase Agreement"), pursuant to which Mr. Mladen purchased 11,000 shares of our Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), for an aggregate purchase price of $10,000 (the "Preferred Stock Purchase Transaction"). Each share of our Series A Preferred Stock is convertible at any time, at the holder's option, into 5 shares of our common stock, $0.01 par value per share ("Common Stock"), subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

         Further, as of the Closing Date, two of our former stockholders, one of whom was an officer and director of ours, sold an aggregate of 33,761 shares of our Common Stock to Mr. Mladen, which amount represented 28.6% of our issued and outstanding Common Stock (the "Common Stock Purchase Transaction").

         In addition, as of the Closing Date, our existing officers and directors resigned, and Mr. David Mladen was appointed as our sole officer and director.

         As a result of the Preferred Stock Purchase Transaction and the Common Stock Purchase Transaction, Mr. Mladen owned and/or controlled 51% of our voting power. By virtue of (i) the percentage of our Common Stock Mr. Mladen acquired,
(ii) the number of shares of Common Stock Mr. Mladen would receive upon conversion of the shares of our Preferred Stock he purchased, (c) the resignation of all of our officers and directors, and (d) the appointment of Mr. Mladen as our sole officer and director, there was deemed to have been a "change in control" of our company as of the Closing Date.

         At the time of the Preferred Stock Purchase Transaction and the Common Stock Purchase Transaction, Mr. Mladen was also the majority stockholder and the sole officer and director of Eternal Enterprise, Inc., a Connecticut Corporation ("Eternal"), which owns the following residential real estate properties (collectively, the "Properties") in Hartford, Connecticut:

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

         The other stockholders of Eternal were (a) Mr. Mladen's daughter, (b) Mr. Mladen's son-in-law, (c) Mr. Mladen's son, and (d) Mr. Mladen's daughter-in-law (collectively, with Mr. Mladen, the "Pre-Acquisition Eternal Stockholders").

         Mr. Mladen entered into the Preferred Stock Purchase Transaction and the Common Stock Purchase Transaction with the specific intention of taking control of our company, and, subsequently, combining it with Eternal.

         In connection with the aforementioned transactions, and the corresponding decision by Mr. Mladen to have our company exit the gift liquidation business, effective as of the Closing Date, we:

               o entered into an Asset Sale Agreement with Laid Back Enterprises, Inc. ("Laid Back"), a company owned and controlled by two of our former officer and directors, pursuant to which Laid Back purchased all of our non-cash assets, including all of our inventory in exchange for the cancellation of our indebtedness to Laid Back in the aggregate amount of $50,485;

               o terminated our Administrative Services Agreement with Laid Back, dated December 20, 2002, pursuant to which we had been receiving certain personnel, sales, marketing, accounting and other administrative services from Laid Back; and

               o terminated our Tax Sharing Agreement with Laid Back, dated December 20, 2002 pursuant to which we had been sharing certain tax responsibilities with Laid Back.

         Between October 26, 2005 and October 31, 2005, we formed eight limited partnerships as wholly-owned Delaware subsidiaries of the Company (the "Limited Partnerships"). At the time of formation, the Company owned 100% of the partnership interests of each of the Limited Partnerships.

         As of November 4, 2005, the Pre-Acquisition Eternal Stockholders exchanged, in the aggregate, 100% of the issued and outstanding shares of common stock of Eternal, for (i) limited partnership interests representing 20% of the total partnership interests of each of the Limited Partnerships, and (b) promissory notes in the aggregate principal amount of $2,610,006 (the "LP Notes"), pursuant to Contribution Agreements between the Pre-Acquisition Eternal Stockholders and the Limited Partnerships (the "Eternal Acquisition"). As a result, the shares of common stock of Eternal are now 100% owned, in the aggregate, by the Limited Partnerships.

         In consideration for our ownership of 80% of the total partnership interests of each of the Limited Partnerships, we agreed to assume the LP Notes. The interest rate on the LP Notes is 7% per annum. The entire balance of principal and interest of the LP Notes is due and payable on November 4, 2010. The LP Notes may be prepaid without penalty. All payments shall be applied first toward the payment of interest and the balance towards the reduction of principal.

         The partnership interests of the Limited Partnerships were exchanged for shares of common stock of Eternal based upon the ratio which the value of each Property bears to the aggregate value of all of the Properties.

         Pursuant to the Partnership Agreements of the Limited Partnerships (the "Partnership Agreements"), among other things, the Company:

               o    is the general partner of each of the Limited Partnerships;
and

               o has the right to compel the limited partners (i.e., the Pre-Acquisition Eternal Stockholders) to exchange 100% of their limited partnership interests for shares of common stock of the Company.

         Since, at the effective time of the Eternal Acquisition (and the Preferred Stock Purchase Transaction and the Common Stock Purchase Transaction, consummated in anticipation thereof): (i) the Pre-Acquisition Eternal Stockholders obtained a majority of the shares of common stock of the combined entity after the combination, (ii) Pre-Acquisition Eternal Stockholders obtained the ability to elect and appoint a voting majority of the governing board of the combined entity, and (iii) Eternal's officers and directors replaced ours as officers and directors of the combined entity, the Eternal Acquisition will be treated as a reverse merger with Eternal as the accounting acquirer for financial reporting purposes.

Recent Developments

Repayment of Shareholder Loans
------------------------------

         At various times during 2003, 2004 and 2005, David Mladen, our majority stockholder and sole officer and director, made loans to Eternal in the aggregate amount of approximately $400,000, with an interest rate of 6% per annum (the "Mladen Notes"). On February 22, 2006, the Company paid $325,000 to Mr. Mladen as partial repayment of the Mladen Notes.

Purchase of Limited Partnership Interests
-----------------------------------------

         As stated above, as of November 4, 2005, the Pre-Acquisition Eternal Stockholders exchanged, in the aggregate, 100% of the issued and outstanding shares of common stock of Eternal, for (i) limited partnership interests representing 20% of the total partnership interests of each of the Limited Partnerships, and (b) the LP Notes. One of the Pre-Acquisition Eternal Stockholders is Goran Mladen, the son of our majority stockholder and sole officer and director.

         As of December 29, 2005, the Company entered into a Purchase and Sale Agreement with Goran Mladen (the "Purchase Agreement"), pursuant to which the Company purchased all of the limited partnership interests of the Limited Partnerships owned by Goran Mladen, for an aggregate purchase price of $479,096. As a result, the Company now owns approximately 81% of the partnership interests of each of the Limited Partnerships.

Property Management Fees

         The Properties are managed by White Knight Management, LLC, a party owned and controlled by David Mladen, the Company's majority stockholder and sole officer and director. Management fees were $64,667 and $60,736 for the years ended December 31, 2005 and 2004, respectively. The Properties are managed pursuant to oral agreements which provide for management fees of approximately 4% of revenues.

Trends and Uncertainties

         We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of the Properties, other than those identified below.

Increasing Demand For Rental Apartments
---------------------------------------

         Based on certain demographic trends, in particular, the growth of the "Echo Boomer" generation, we believe we are well-positioned to continue achieving our objectives. While there is no guarantee that individuals making up this group will choose renting versus ownership, we believe the increase in this age group will have a positive demand for the number of rental households. Echo Boomers are now entering into the age group having the greatest propensity to rent. The number of individuals between the ages of 18-39 is expected to grow significantly over the next 20 years.

Strong Demand Due To Interest Rate Environment
----------------------------------------------

         The 40-year historic lows reached on mortgage interest rates in recent years provided some individuals with the opportunity to purchase homes at similar costs to renting, particularly when utilizing short-term variable mortgages. However, with the more recent increases in interest rates, this attractive alternative may have faded for some and the apartment sector is in a position to reap the benefits. If a higher interest rate environment continues, then the number of individuals purchasing homes will typically decline. As rental apartments directly compete with the single-family home and condominium sectors of the economy, the demand for new and existing rental apartment communities may rise when demand for purchasing homes falls. We believe this will be beneficial for apartment owners as it should translate into greater demand, higher occupancy rates, fewer concessions needed to attract renters, and therefore increased profitability of our apartment communities.

Increased Income And Distributions Due To Healthy U.S. Economy
--------------------------------------------------------------

         Generally, healthy employment in a particular market area enables apartment owners to increase rents charged to tenants. As employment across locations in which we own apartment buildings continues to improve and stabilize, apartment owners in these locations should be able to increase rents ahead of expenses which should increase the revenue we receive from our apartment buildings. As a result, the amount of cash available for distribution to our stockholders should increase. However, our actual results of operations and, accordingly, cash available for distribution, will be affected by a number of factors, including the revenue we receive from our Properties, our operating expenses, our debt obligations, interest expense, the ability of our residents to meet their obligations, and unanticipated expenditures.

Liquidity and Capital Resources

         We expect that the rental income we receive from tenants of our Properties will be our primary source of funds going forward. In order to acquire additional apartment properties, and, if necessary, to fund our operations, we may pursue one or a combination of alternatives, as follows:

               o We may determine to take out additional loans to purchase interests in additional properties;

               o We may raise funds from through any one or a combination of debt offerings and equity offerings, and use such funds to purchase interests in additional properties; or

               o We may determine to acquire additional interests in properties as sufficient funds are raised from rental income.

               o Our cash and cash equivalents balance was approximately $2,905,529 at December 31, 2005. All cash and cash equivalents are held in money market or checking accounts.

Mortgage Notes Payable to Astoria Federal Mortgage Corp.

         As a result of the Eternal Acquisition, we are the owner of eight Properties, all in the metropolitan Hartford, Connecticut area.

         As of December 27, 2005, we borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp., in connection with the refinancing of the Properties, evidenced by eight notes payable (the "Mortgage Notes"). The initial interest rate on the Mortgage Notes, of 5.625%, will remain in effect for 84 months. Thereafter, the Mortgage Notes bear interest at a rate equal to the five
(5) year "Fixed Rate Advance" as determined by the Federal Home Bank of New York, plus 2.500%, rounded to the nearest one-eighth of one percent (0.125%) and the interest rate will be adjusted every sixty (60) months. The loans are repayable in monthly installments of principal and interest, due on the first day of each month, commencing February 1, 2006. The principal and interest payments will be based on a 360 month amortization. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be payable. The Mortgage Notes are secured against each respective Property. David Mladen, our majority stockholder, and sole officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan.

         The following sets forth certain material terms of each of the Notes:

----------------------------------------------------------------------------
                                                  Mortgage        Initial
                                                Note Amount       Monthly
                                                  (as of         Principal
                                                December  31,   and Interest
Location of Property                                2005)         Payment
--------------------                                -----         -------
----------------------------------------------------------------------------
154-60A Collins Street, Hartford, CT              $1,304,000      $7,506
----------------------------------------------------------------------------
21 Evergreen Avenue, Hartford, CT                    704,000       4,502
----------------------------------------------------------------------------
243 & 255 Laurel Street, Hartford, CT              1,128,000       6,496
----------------------------------------------------------------------------
252 Laurel Street, Hartford CT                       584,000       3,363
----------------------------------------------------------------------------
270 Laurel Street, Hartford, CT                    2,000,000      11,513
----------------------------------------------------------------------------
360 Laurel Street, Hartford, CT                      592,000       3,407
----------------------------------------------------------------------------
117-141 S. Marshall Street, Hartford, CT           1,432,000       8,243
----------------------------------------------------------------------------
56 Webster Street, Hartford, CT                      480,000       2,763
                                                     -------       --------
----------------------------------------------------------------------------
           Total:                                 $8,224,000     $47,343
----------------------------------------------------------------------------

         We used the amounts borrowed from Astoria Federal Mortgage Corp. to repay the aggregate amount of $5,263,472 of principal and interest we owed under previous mortgages with Credit Suisse First Boston Mortgage Capital, LLC. In connection with such refinancing, we incurred $654,083 in costs to defease the mortgages.

Liquidated Damages

         In connection with David Mladen's purchase of 11,000 shares of our Series A Preferred Stock (the "Preferred Stock"), we entered into a Registration Rights Agreement with Mr. Mladen (the "Registration Rights Agreement"), pursuant to which we agreed to prepare, and, on or prior to the sixtieth (60th) day following the date of such purchase, file with the Securities and Exchange Commission a Resale Registration Statement on Form SB-2 (the "Resale Registration Statement"), to register all of the shares of our Common Stock underlying the Preferred Stock (the "Conversion Shares"). Further, pursuant to the Registration Rights Agreement, we are required to use best efforts to (a) have the SEC declare the Resale Registration Statement effective within ninety
(90) days after filing the Resale Registration Statement with the SEC (or one hundred and twenty (120) days if we receive any comments on the Registration Statement from the SEC), and (b) maintain the effectiveness of the Resale Registration Statement until all such common shares have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act of 1933, as amended.

         If we (i) fail to file the Resale Registration Statement, or (ii) fail to have the Registration Statement declared effective within required period, or
(iii) if effectiveness is not maintained, the Registration Rights Agreement requires us to make payments to Mr. Mladen in an aggregate amount equal to two percent (2%) per month of $9,000,000 (assuming the sale of $9,000,000 of the aggregate fair market value of the Conversion Shares) ("Outstanding Principal Amount"), multiplied by the number of months (prorated for partial months) until the failure is cured. As of December 31, 2005, the Resale Registration Statement had not been filed. As of the date hereof, the Resale Registration Statements has still not been filed. Mr. Mladen has agreed to waive approximately $204,000 of Liquidated Damages due to him as of December 31, 2005.

         We account for the Registration Rights Agreement as a separate freestanding instrument and account for the liquidated damages provision as a derivative liability subject to SFAS 133. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date, with changes in value recorded as non-operating income (expense). As of December 31, 2005, the liability amounted to approximately $2,578,000, and is included on the balance sheet as a derivative liability.

The following schedule outlines our long-term obligations as of December 31, 2005:

Contractual Obligations                     Total     Less than 1 year        1-3 years      3-5 years       More than 5 years

Mortgage                              $ 8,224,000          $    99,011      $   113,982      $   382,963        $ 7,628,044


Promissory Note                         2,610,006                   --               --        2,610,006                 --


Due to officer/director                   442,209                   --               --          442,209                 --
                                      -----------          -----------      -----------      -----------        -----------
                       Total          $11,276,215          $    99,011      $   113,982      $ 3,435,178        $ 7,628,044
                                      ===========          ===========      ===========      ===========        ===========

Results of Operations

         As of December 31, 2005 and 2004 we owned interests in 8 properties. Details on the properties are as follows:

-------------------------------------------------------------------------------
                                                   Occupancy        Occupancy
                                                   Rate as of       Rate as of
                                                  December 31,     December 31,
Location                      Number of Units        2005             2004
-------------------------------------------------------------------------------
154-60A Collins Street          41 units              90%           100%
Hartford, CT
-------------------------------------------------------------------------------
21 Evergreen Avenue             24 units              96%            95%
Hartford, CT
-------------------------------------------------------------------------------
243 & 255 Laurel Street         34 units              95%           100%
Hartford, CT
-------------------------------------------------------------------------------
252 Laurel Street               18 units             100%           100%
Hartford, CT
-------------------------------------------------------------------------------
270 Laurel Street               77 units              98%            95%
Hartford, CT
-------------------------------------------------------------------------------
360 Laurel Street               18 units             100%            95%
Hartford, CT
-------------------------------------------------------------------------------
117-141 S. Marshall Street      42 units              97%            90%
Hartford, CT
-------------------------------------------------------------------------------
56 Webster Street               16 units             100%           100%
Hartford, CT
-------------------------------------------------------------------------------

Comparison Of Operations For The Year Ended December 31, 2005 To The Year Ended December 31, 2004

         The following summarizes changes in our operations for the years ended December 31, 2005 and 2004. Our net loss for the year ended December 31, 2005, was $1,660,639. The primary reasons for this loss, were (a) our charge for the write-off of a related party receivable totalling $387,266, (b) the compensation charge related to the buy-back of a minority interest with a zero balance totaling $479,096, and (c) costs to defease mortgage debt totaling $654,082. For the year ended December 31, 2004, we had a net loss of $502,660.

Rental Revenue

         Revenues increased approximately $107,267, from $1,509,418 to $1,616,685, or 7.1%, in the current year, as a result of increased occupancy rates and increased rental rates.

Property Operating Costs

         Property operating costs increased $400,153, from $642,770 to $1,042,924, or 62.3%, in the current year. The increase was primarily related to increased costs for heat and other utilities.

General and Adminstrative

         General and administrative expense increased $88,012 from $788,665 to $876,677 or 11.1%. The increase was due to the compensation charge related to the buy-back of the minority interest with a zero balance offset by reduced professional fees related to potential investments.

Depreciation And Amortization

         Depreciation and amortization expense of buildings and improvements increased $1,081, from $134,250 to $135,331, or 0.8%, in the current year.

         Amortization of deferred financing costs increased approximately $86,589, from $23,091 to $109,680, or 375%, in the current year. This was primarily due to the write-off of the remaining deferred financing costs on the Wells Fargo mortgage that was refinanced in 2005.

Management Fees-Related Party

         There was no material change in related party management fees in the current year from the prior year. Property management fees are directly tied to rental revenues and accordingly are expected to increase with increases in rental income.

Interest Expense

         Interest expense increased $31,396, from $362,566 to $393,962, or 66.8%, in the current year. The increase was primarily related to interest on the promissary notes.

Costs to Defease Mortgages

         We incurred defeasance costs in the amount of $654,083 on the mortgages with Credit Suisse First Boston Mortgage Capital, LLC, that we defeased in December 2005.

Off Balance Sheet Arrangements

         We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Financial Statement Presentation
--------------------------------

         Because we are engaged in the rental and sale of real estate, the operating cycle may extend beyond one year. Accordingly, following the usual practice of the real estate industry, the accompanying consolidated balance sheets are unclassified.

Real Estate
-----------

         Real estate is stated at cost. All of our real estate has been pledged as security for various mortgage notes payable.

Impairment
----------

         We periodically evaluate our long-lived assets, including our investments in real estate, for impairment indicators in accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns.

         If impairment indicators are present, we compare the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recorded for the difference between the estimated fair value and the carrying amount of the asset.

         We have not identified any impairment indicators and consequently have not recognized any impairment loss.

Revenue Recognition
-------------------

         Leases entered into between a resident and a property for the rental of an apartment unit are generally year to year, renewable upon consent of both parties on a annual basis, or monthly basis, for shorter term leases. Rental income is earned on a straight-lined basis over the terms of the lease. Advanced receipts of rental income are deferred and classified as liabilities.

Income Taxes
------------

         We account for income taxes following the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Our income tax returns are prepared on the cash basis of accounting. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled.

Recent Accounting Pronouncements and Interpretations

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period. SFAS 123R is effective for the first annual period beginning after June 15, 2005. We will be required to adopt SFAS 123R in 2006. We do not expect the adoption of SFAS 123R to have an impact on our financial position and results of operations.

         In December 2005, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140" and in May 2005, the FASB issued SFAS No. 154 "Accounting and Error Corrections
- a replacement of APB opinions No. 20 and FASB Statement No. 3." We are not significantly impacted by these statements and does not expect their implementation to have a material impact on our consolidated financial statements.

         In June 2005, the FASB ratified the consensus in Emerging Issues Task Force Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-5"), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause, or (2) substantive participating rights, which provide the limited partner with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. Our adoption of EITF 04-5, which is effective for new or modified limited partnerships as of June 30, 2005, and all other limited partnership arrangements as of January 1, 2006, is not expected to have a material effect on our financial position or results of operations.


ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements appear on pages F-1 through F-20 of this Form 10-KSB.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Gift Liquidators, Inc.


We have audited the accompanying consolidated balance sheet of Gift Liquidators, Inc. and subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gift Liquidators, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/ Carlin, Charron & Rosen, LLP


Glastonbury, Connecticut
June 6, 2006

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

Real Estate
  Land                                                                          $    811,402
  Buildings and improvements                                                       5,154,110
                                                                                ------------
                                                                                   5,965,512
Less: accumulated depreciation and amortization                                      997,052
                                                                                ------------
                                                                                   4,968,460

Cash and cash equivalents                                                          2,905,529
Accounts receivable-tenants, net of allowance for doubtful accounts
of $10,000                                                                            40,885
Deferred financing costs, net of accumulated amortization of $-0-                    177,522
Escrow                                                                                99,690
Other assets                                                                         189,093
                                                                                ------------
                                                                                $  8,381,179
                                                                                ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
Mortgage notes payable                                                          $  8,224,000
Promissory notes payable-related party                                             2,610,006
Security deposits                                                                     81,805
Accrued expenses                                                                     179,001
Due to officer/director                                                              442,209
Derivative liability                                                               2,578,000
                                                                                ------------
                                                                                  14,115,021

Commitments and contingencies

Stockholder's Deficiency:
Convertible Preferred stock, par value $0.01, 1,000,000 shares authorized,
11,000 issued and outstanding. Aggregate liquidation preference of $10,010
($0.91 per share)                                                                        110
Common stock, par value $0.01, 24,000,000 shares authorized,
118,537 issued and outstanding                                                         1,185
Deficit                                                                           (5,735,137)
                                                                                ------------
                                                                                  (5,733,842)
                                                                                ------------
                                                                                $  8,381,179
                                                                                ============


              The accompanying notes are an integral part of these consolidated financial statements.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                              2005                      2004
                                                          -----------               -----------
Rental revenue                                            $ 1,616,685               $ 1,509,418

Operating expenses:
  Property operating costs                                  1,042,924                   642,770
  Depreciation and amortization                               245,011                   157,341
  General and administrative expenses                         876,677                   788,665
  Management fee-related party                                 64,667                    60,736
                                                          -----------               -----------
Total operating expenses                                    2,229,279                 1,649,512

Operating loss                                               (612,594)                 (140,094)

Non operating expenses:
 Interest expense                                             393,962                   362,566
 Costs to defease mortgages                                   654,083                        --
                                                          -----------               -----------
Total non operating expenses                                1,048,045                   362,566
                                                          -----------               -----------

Net loss                                                  $(1,660,639)              $  (502,660)
                                                          ===========               ===========
Loss per share - basic and diluted                        $    (14.01)              $     (4.24)
                                                          ===========               ===========
Weighted average common shares outstanding- basic
and diluted                                                   118,537                   118,537
                                                          ===========               ===========


              The accompanying notes are an integral part of these consolidated financial statements.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                             Preferred Stock                Common Stock
                         ------------------------    -------------------------

                          Shares        Amount         Shares         Amount       Retained
                                                                                   Earnings        Total
                                                                                   (Deficit)
                         ---------    -----------    -----------   -----------   -----------    -----------
Balance at January 1,
2004                            --    $        --            500   $     1,000   $ 1,631,262    $ 1,632,262
Net loss                        --             --             --            --      (502,660)      (502,660)
                         ---------    -----------    -----------   -----------   -----------    -----------

Balance at December 31,
2004                            --             --            500         1,000     1,128,602      1,129,602
Recapitalization            11,000            110        118,037           185    (5,203,100)    (5,202,805)
Net loss                        --             --             --            --    (1,660,639)    (1,660,639)
                         ---------    -----------    -----------   -----------   -----------    -----------
Balance at December 31,
2005                        11,000    $       110        118,537   $     1,185   $(5,735,137)   $(5,733,842)
                         =========    ===========    ===========   ===========    ===========    ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


CASH FLOWS FROM OPERATING ACTIVITIES                                    2005                   2004
                                                                    -----------            -----------
Net loss                                                           $(1,660,639)           $  (502,660)
Adjustments to reconcile net loss to net cash
   (used in) provided  by operating activities:
     Depreciation and amortization                                     245,011                157,341
     Provision for doubtful accounts                                    10,315                 22,662
     Write-off of related party receivable                             387,266                470,601
     Compensation charge related to buy-back of
     minority interest                                                 479,096                     --

Changes in operating assets and liabilities:
   Accounts receivable                                                  (1,602)               (30,298)
   Escrow                                                               61,914                176,163
   Other receivables                                                  (167,020)                    --
   Due to/from related party                                          (387,266)              (470,601)
   Other assets                                                         (5,138)               186,172
   Accrued expenses                                                    101,691                (35,574)
   Security deposits                                                   (12,086)                54,275
                                                                   -----------            -----------
          Net cash (used in) provided by operating
          activities                                                  (948,458)                28,081
                                                                   -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to land, buildings, and improvements                       (35,242)                    --
                                                                   -----------            -----------

          Net cash used in operating activities                        (35,242)                    --

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from mortgage refinancing                                3,913,753                     --
   Due to officer/director                                             117,317                238,325
   Repayment of mortgage                                                    --               (117,095)
   Proceeds from the issuance of preferred stock                        10,000                     --
   Payment of deferred financing costs                                (177,522)                    --
   Payment of note payable                                                  --               (128,740)
                                                                   -----------            -----------
          Net cash provided by (used in) financing activities        3,863,548                 (7,510)

Increase in cash and cash equivalents                                2,879,848                 20,571
Cash and cash equivalents- beginning of year                            25,681                  5,110
                                                                   -----------            -----------
Cash and cash equivalents-end of year                              $ 2,905,529            $    25,681
                                                                   ===========            ===========

Cash paid during the year for interest                             $   369,972            $   344,276
                                                                   ===========            ===========

Non-Cash Transactions

Dividend recorded in connection with issuance of promissory
notes for acquisition of Eternal Enterprises, Inc.                 $ 2,610,006                     --
                                                                   ===========            ===========

Net Inflow of refinancing:

Proceeds from mortgage notes payable                               $ 8,224,000
Purchase of minority interest                                         (479,096)
Repayment of mortgage note payable                                  (3,831,151)
                                                                    ----------
Proceeds from refinancing                                          $ 3,913,753
                                                                   ===========



              The accompanying notes are an integral part of these consolidated financial statements.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

Company Background

Gift Liquidators, Inc. and its predecessor companies were originally incorporated in 1963 as Dorsett Educational Systems, Inc ("Dorsett"). From 1963 through the mid 1980's, Dorsett was in the business of developing and marketing educational material. During that same period, the stock of the Dorsett was publicly traded.

In 1990 the Dorsett acquired, in a stock for stock exchange, a privately owned business that developed, marketed and distributed a diverse line of gift and novelty products, and changed its name to Laid Back Enterprises, Inc ("Laid Back"). From that date, until December 2002, the Laid Back continued its development, marketing and distribution of gift products, seasonal retailing and closeout liquidation of gift products.

On December 20, 2002, Laid Back shareholders voted to split-off its gift inventory liquidation business from its gift design and merchandising business. Pursuant to a Split-Off Agreement, dated December 20, 2002 (the "Split-Off Agreement"), Laid Back distributed its gift design and merchandising business to Max Colclasure and Ronald Hurt in exchange for a substantial portion of the shares of Laid Back owned by Mr. Colclasure and Mr. Hurt. The shareholders also voted to approve a change of name from Laid Back to Gift Liquidators, Inc.

Prior to the split-off, Mr. Colclasure and Mr. Hurt owned 64.72% and 6.42% of the stock of Laid Back, respectively. Minority shareholders owned the remaining outstanding stock. Subsequently, Mr. Colclasure and Mr. Hurt owned all of the outstanding stock of the gift design and merchandising business, thereafter known as Laid Back, and Mr. Colclasure owned 25.78% of the gift inventory liquidation business now known as Gift Liquidators, Inc. (hereinafter, the "Company"), with the remaining shareholders owning 74.22% of the Company.

Pursuant to the Split-Off Agreement, on December 20, 2002, all of the assets, liabilities and operations were transferred to Laid Back, except for gift liquidation inventory valued at $400,019, which was retained by the Company. In addition, all employees of the Company became employees of Laid Back. Since, the Company had no employees, it entered into an Administrative Services Agreement with Laid Back, dated December 20, 2002 (the "Administrative Services Agreement"), to share administrative functions and personnel. The administrative services, for which the Company reimbursed Laid Back, included sales, marketing, accounting and customer service. In addition, the Company entered into a Tax Sharing Agreement with Laid Back, dated December 20, 2002 (the "Tax Sharing Agreement"), pursuant to which the Company shared certain tax responsibilities with Laid Back.

During the third quarter of 2005, the Company's management determined that it would no longer pursue its interests in the gift liquidation business.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

Recent Developments

As of September 28, 2005 (the "Closing Date"), the Company entered into a Preferred Stock Purchase Agreement with Mr. David Mladen, pursuant to which Mr. Mladen purchased 11,000 shares of the Company's Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), for an aggregate purchase price of $10,000 (the "Preferred Stock Purchase Transaction"). Each share of the Company's Series A Preferred Stock is convertible at any time, at the holder's option, into 5 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

In addition, as of the Closing Date, two of the Company's former stockholders, including Mr. Colclasure, a former officer and director of the Company, sold an aggregate of 33,761 shares of the Company's Common Stock to Mr. Mladen, which amount represented 28.6% of the Company's issued and outstanding Common Stock (the "Common Stock Purchase Transaction").

Further, as of the Closing Date, the Company's existing officers and directors resigned, and Mr. Mladen was appointed as the Company's sole officer and director.

As a result of the Preferred Stock Purchase Transaction and the Common Stock Purchase Transaction, Mr. Mladen owns and/or controls approximately 51% of the Company's voting power. By virtue of (i) the percentage of the Company's Common Stock Mr. Mladen acquired, (ii) the number of shares of Common Stock Mr. Mladen would receive upon conversion of the shares of Preferred Stock he purchased,
(iii) the resignation of all of the Company's officers and directors, and (iv) the appointment of Mr. Mladen as the Company's sole officer and director, there was deemed to have been a "change in control" of the Company as of the Closing Date.

As of the Closing Date, the Company:

     o    terminated its Administrative Services Agreement with Laid Back;

     o    terminated its Tax Sharing Agreement with Laid Back; and

     o entered into an Asset Sale Agreement with Laid Back (the "Asset Sale Agreement").

Pursuant to the Asset Sale Agreement, effective as of the Closing Date, the Company sold all of its non-cash assets, including certain inventory, to Laid Back, in exchange for the cancellation of the Company's indebtedness to Laid Back in the aggregate amount of $50,485. As a result of the above transactions, the Company became a "shell company", as defined by Securities Act Rule 405 and Exchange Act Rule 12b-2, as a company, other than an asset-backed issuer, with
(a) no or nominal operations, and (b) either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and other nominal assets.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

Merger

Eternal Enterprise, Inc. ("Eternal") was incorporated in the State of Connecticut on June 18, 1997. Eternal is in the business of acquiring, developing, holding for investment, operating and selling residential real estate properties in the United States. Eternal owns the following residential real estate properties (collectively, the "Properties"):

     o    154-60A Collins Street, Hartford, CT;
     o    21 Evergreen Avenue, Hartford, CT;
     o    243 & 255 Laurel Street, Hartford, CT;
     o    252 Laurel Street, Hartford CT;
     o    270 Laurel Street, Hartford, CT;
     o    360 Laurel Street, Hartford, CT;
     o    117-141 S. Marshall Street, Hartford, CT; and
     o    56 Webster Street, Hartford, CT.

Prior to the Reverse Merger, described below, Mr. Mladen, the Company's majority stockholder and sole officer and director, was also the majority stockholder and the sole officer and director of Eternal. The other stockholders of Eternal were
(i) Mr. Mladen's daughter, (ii) Mr. Mladen's son-in-law, (iii) Mr. Mladen's son, and (iv) Mr. Mladen's daughter-in-law (collectively, with Mr. Mladen, the "Pre-Acquisition Eternal Stockholders").

In October 2005, the Company formed eight limited partnerships as wholly-owned Delaware subsidiaries of the Company (the "Limited Partnerships"), as follows:

     o    Excellency Investment Realty Trust I, L.P.;
     o    Excellency Investment Realty Trust II, L.P.;
     o    Excellency Investment Realty Trust III, L.P.;
     o    Excellency Investment Realty Trust IV, L.P.;
     o    Excellency Investment Realty Trust V, L.P.;
     o    Excellency Investment Realty Trust VI, L.P.;
     o    Excellency Investment Realty Trust VII, L.P.; and
     o    Excellency Investment Realty Trust VIII, L.P.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

On November 4, 2005, the Pre-Acquisition Eternal Stockholders exchanged, in the aggregate, 100% of the issued and outstanding shares of Common Stock of Eternal, for (i) limited partnership interests representing 20% of the total partnership interests in each of the Limited Partnerships, and (ii) promissory notes payable to the Pre-Acquisition Eternal Stockholders in the aggregate principal amount of $2,610,006 (the "LP Notes"), pursuant to Contribution Agreements between the Pre-Acquisition Eternal Stockholders and the Limited Partnerships (the "Reverse Merger"). As a result, Eternal is now 100% owned, in the aggregate, by the Limited Partnerships.

In consideration for the Company's ownership of 80% of the total partnership interests of each of the Limited Partnerships, the Company agreed to assume the LP Notes.

The partnership interests of the Limited Partnerships were exchanged for shares of common stock of Eternal based upon the ratio by which the value of each Property bears to the aggregate value of all of the Properties.

Pursuant to the Partnership Agreements of the Limited Partnerships (the "Partnership Agreements"), among other things, the Company:

     o    is the general partner of each of the Limited Partnerships; and

     o has the right to compel the limited partners (i.e., the Pre-Acquisition Eternal Stockholders) to exchange 100% of their limited partnership interests for shares of Common Stock of the Company.

Because (i) the Pre-Acquisition Eternal Stockholders obtained a majority of the shares of common stock of the combined entity after the combination, (ii) the Pre-Acquisition Eternal Stockholders obtained the ability to elect and appoint a voting majority of the governing board of the combined entity, and (iii) Eternal's officer and director replaced the Company's officers and directors of the combined entity, the transaction was treated as a Reverse Merger ("Reverse Merger"), with Eternal as the accounting acquirer of the Company. The accompanying consolidated financial statements of the Company reflect the historical results of operations of Eternal, and the consolidated results of operations subsequent to the acquisition date of November 4, 2005. Eternal, as the accounting acquirer of the "shell company", did not record goodwill or any other intangible asset for this Reverse Merger.

The common stock of Eternal has been retroactively restated to reflect the recapitalization and merger transactions discussed above.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gift Liquidators, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (collectively referred to as the "Company"). The Company records minority interest for the non-owned portions of consolidated subsidiaries. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

Financial Statement Presentation

Because the Company is engaged in the rental and sale of real estate, the operating cycle may extend beyond one year. Accordingly, following the usual practice of the real estate industry, the accompanying consolidated balance sheet is unclassified.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


Real Estate

Real estate is stated at cost. The Company's real estate has been pledged as security for various mortgage notes payable as described more fully in Note 3.

Depreciation

Buildings are depreciated on the straight line method over the estimated useful life of 40 years. Building improvements are depreciated on the straight line method over their estimated service lives, as determined by management, generally between 5 and 15 years. Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was $135,331 and $134,250, respectively.

Impairment

The Company periodically evaluates its long-lived assets, including investments in real estate, for impairment indicators in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns.

If impairment indicators are present, we compare the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recorded for the difference between the estimated fair value and the carrying amount of the asset.

The Company has not identified any impairment indicators and consequently has not recognized any impairment losses.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)


Derivative Liabilities

The Company accounts for the registration rights agreements as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded in other non operating expenses.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. We maintain our cash and restricted cash accounts with various financial institutions. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2005, the uninsured portion of cash and restricted Escrow cash balances held at such financial institutions was $2,810,533.

Accounts Receivable - Tenants

Tenant receivables are reported net of an allowance for doubtful accounts. Management's estimate of the allowance is based on historical collection experience and a review of the current status of specific tenant accounts receivable.

Deferred Financing Costs

Deferred financing costs include fees and costs to obtain the Company's mortgages and other notes payable. These costs are amortized over the term of the respective loans.

Reportable Segments

SFAS No. 131, "Disclosures About Segments of Enterprise and Related Information", establishes standards for reporting financial and descriptive information about an enterprise's reportable segments. Management has determined that the Company has one reportable segment, which is investment in real estate.

Revenue Recognition

Leases entered into between a tenant and the Company for the rental of an apartment unit are generally year to year, renewable upon consent of both parties on an annual basis, or monthly basis, for shorter term leases. Rental income is earned on a straight-lined basis over the terms of the lease. Advance receipts of rental income are deferred and classified as liabilities.

Earnings Per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during the period. The Company's preferred stock was not included in the computation of diluted loss per share because to do so would have been antidilutive.

Income Taxes

The Company accounts for income taxes following the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company's income tax returns are prepared on the cash basis of accounting. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements and Interpretations

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period. SFAS 123 is effective in the first period beginning after June 15, 2005. The Company will be required to adopt SFAS 123 in 2006. The Company does not expect the adoption of SFAS 123 to have an impact on the Company's financial position and results of operations.

In December 2005, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140" and in May 2005, the FASB issued SFAS No. 154 "Accounting and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." The Company is not significantly impacted by these statements and does not expect their implementation to have a material impact on the Company's consolidated financial statements.

In June 2005, the FASB ratified the consensus in Emerging Issues Task Force Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-5"), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause, or (2) substantive participating rights, which provide the limited partner with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. The Company's adoption of EITF 04-5, which is effective for new or modified limited partnerships as of June 30, 2005, and all other limited partnership arrangements as of January 1, 2006, is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 3 - FINANCINGS

Mortgage Notes Payable

As a result of the Reverse Merger (described in Note 1), the Company is the owner of eight residential real estate properties (the "Properties"), all in the metropolitan Hartford are of Connecticut.

On December 27, 2005, the Company borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp. ("Astoria"), in connection with the refinancing of the Properties, evidenced by eight notes payable (the "Mortgage Notes"). The initial interest rate on the Mortgage Notes, of 5.625%, will remain in effect for eighty four (84) months. Thereafter, the Mortgage Notes bear interest at a rate equal to the five (5) year "Fixed Rate Advance" as determined by the Federal Home Bank of New York, plus two and one half percent (2.5%), rounded to the nearest one-eighth of one percent (0.125%) and the interest rate will be adjusted every sixty (60) months. The loans are repayable in monthly installments of principal and interest, due on the first day of each month, commencing February 1, 2006. The principal and interest payments will be based on a 360 month amortization. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be due.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - FINANCINGS-(Continued)

Mortgage Notes Payable-(Continued)

The Mortgage Notes are secured against by each respective Property. David Mladen, the Company's majority stockholder, and sole officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. The Company incurred approximately $178,000 of deferred financing costs related to these loans, which will be amortized over the life of the mortgage notes payable (twelve years). There was no amortization expense for the year ended December 31, 2005.

The following sets forth the amounts outstanding on each of the Notes at December 31, 2005 and the initial required monthly principal and interest payments:

                                            Mortgage Note   Initial Monthly Principal
Location of Property                           Amount         and Interest Payment
--------------------                           ------         --------------------
270 Laurel Street, Hartford, CT              $2,000,000        $   11,513
117-141 S. Marshall Street, Hartford, CT      1,432,000             8,243
154-60A Collins Street, Hartford, CT          1,304,000             7,506
243 & 255 Laurel Street, Hartford, CT         1,128,000             6,496
21 Evergreen Avenue, Hartford, CT               704,000             4,052
360 Laurel Street, Hartford, CT                 592,000             3,407
252 Laurel Street, Hartford CT                  584,000             3,363
56 Webster Street, Hartford, CT                 480,000             2,763
                                             ----------        ----------
   Total                                     $8,224,000        $   47,343
                                             ==========        ==========

In connection with the refinance described above, the Company defeased its existing mortgage with Credit Suisse First Boston Mortgage Capital, LLC. The Company incurred approximately $654,000 in costs associated with the defeasance. Additionally, the Company wrote-off the remaining deferred financing costs related to the mortgage totaling approximately $110,000.

Principal payment maturities on the mortgage outstanding at December 31, 2005 are:

          Fiscal Year        Amount
          -----------        ------

             2006         $   99,011
             2007            113,982
             2008            120,561
             2009            127,521
             2010            134,881
          Thereafter       7,628,044
                          ----------
                          $8,224,000
                          ==========

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - FINANCINGS-(Continued)

Promissory Notes Payable


Loans by Limited Partnerships

As of November 4, 2005 (the "Loan Date"), the Pre-Acquisition Eternal Stockholders exchanged, in the aggregate, 100% of the issued and outstanding shares of common stock of Eternal, for (i) limited partnership interests representing 20% of the total partnership interests in each of the Limited Partnerships, and (ii) promissory notes payable to the Pre-Acquisition Eternal Stockholders in the aggregate principal amount of $2,610,006 (the "LP Notes"), pursuant to Contribution Agreements between the Pre-Acquisition Eternal Stockholders and the Limited Partnerships. In consideration for the Company's ownership of 80% of the total partnership interests of each of the Limited Partnerships, the Company agreed to assume the LP Notes. The Company has recorded a dividend of $2,610,006 in connection with the issuance of the LP Notes.

The interest rate on the LP Notes is 7% per annum. The entire balance of principal and interest of the LP Notes is due and payable on November 4, 2010. The LP Notes may be prepaid without penalty. All payments shall be applied first toward the payment of interest and the balance towards the reduction of principal.

NOTE 4 - INCOME TAXES
Significant components of the Company's deferred tax assets and liabilities for federal and state tax purposes are as follows:

                                         December 31, 2005
 Net operating loss carryforwards            $ 79,000
 Depreciation                                 (25,000)
                                             --------
 Total deferred tax assets                     54,000
                                             --------
 Valuation allowance                          (54,000)
                                             --------
 Net deferred tax assets                     $    -0-
                                             ========

SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

As of November 4, 2005, the date of the Eternal merger, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $210,000. Utilization of some of the net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carry forwards will expire at various dates beginning in 2005 and 2006.

Prior to the merger, Eternal was organized as a corporation electing S corporation status under applicable sections of the Internal Revenue Code and accordingly, all income tax attributes passed through to the stockholders. As a consequence of the Reverse Merger and change in shareholders (which are not eligible to be S Corporation shareholders), Eternal lost its eligibility to be an S Corporation. Accordingly, the Company is taxable as a C Corporation under the Internal Revenue Service Code subsequent to the merger.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - RESTRICTED CASH

As of December 31, 2005, the Company maintained an escrow account with Astoria in the amount of $99,690 for the payment of real estate taxes and property insurance.


NOTE 6 - RELATED PARTY TRANSACTIONS

Property Management Fees

The Properties are managed by White Knight Management, LLC, ("White Knight"), a related party owned and controlled by David Mladen, the Company's majority stockholder and sole officer and director. Pursuant to an oral agreement between the parties, White Knight collects rent on behalf of the Company and pays the Company's operating expenses. As of December 31, 2005 and 2004, White Knight owed the Company $387,266 and $470,601, respectively. However, the Company has written off such amounts from White Knight as the Company has determined the amounts are not collectible.

Management fees were $64,667 and $60,736 for the years ended December 31, 2005 and 2004, respectively. The Properties are managed pursuant to the oral agreement which provides for management fees of approximately 4% of revenues.

Purchase of Limited Partnership Interests of Goran Mladen

Between October 26, 2005 and October 31, 2005, the Company formed eight limited partnerships as wholly-owned Delaware subsidiaries of the Company. As a result of the Reverse Merger (described in Note 1), as of November 4, 2005, the Company owned 80% of the partnership interests of each of the limited partnerships.

On December 29, 2005, the Company entered into a Purchase and Sale Agreement with Goran Mladen (the "Purchase Agreement"), pursuant to which the Company purchased all of the interests in the Limited Partnerships owned by Goran Mladen, for an aggregate purchase price of $479,096. The amount has been charged to operations and is included in General and Administrative Expenses in the accompanying Statement of Operations, since the minority interest balance is zero as of December 29, 2005. Goran Mladen is the son of the Company's majority stockholder, and sole officer and director, David Mladen, and was also a former officer of Eternal. As a result, as of the date of the Purchase Agreement, the Company now owns approximately 81% of the partnership interests of each of the Limited Partnerships.

Due to Officer/Director

At various times in 2003, 2004, and 2005, David Mladen, the Company's majority stockholder and sole officer and director, made loans to Eternal Enterprise, Inc., in the aggregate amount of approximately $400,000 with an interest rate of 6% per annum (the "Mladen Notes") due on or before May 10, 2010. In February 2006, the Company paid $325,000 to Mr. Mladen as partial repayment of the Mladen Notes.

NOTE 7 - STOCKHOLDERS' DEFICIENCY

The following transactions were initiated by Gift Liquidators prior to the Reverse Merger and are therefore not reflected in the historical results of operatons of the Company.

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

Pursuant to the Certificate of Designation of Series A Convertible Preferred Stock, each share of the Company's Series A Preferred Stock is convertible at any time, at the holder's option, into 5 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' DEFICIENCY (Continued)

As further set forth in the Preferred Stock Purchase Agreement, the Company agreed that, among other things, on or prior to the Closing Date:

     o The Company would enter into the Registration Rights Agreement with Mr. Mladen, as further discussed below;

     o    The Company would file the Series A Certificate of Designation;

     o The Company's officers and directors would resign and would appoint Mr. Mladen as the Company's sole officer and director;

     o The Company would enter into an Asset Sale Agreement with Laid Back, then an affiliate of the Company;

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

In addition, as of the Closing Date, two of the Company's former stockholders, sold an aggregate of 33,761 shares of the Company's Common Stock to Mr. Mladen, which amount represented 28.6% of the Company's issued and outstanding Common Stock (the "Common Stock Purchase Transaction"). As a result of the Preferred Stock Purchase Transaction and the Common Stock Purchase Transaction, Mr. Mladen owns and/or controls approximately 51% of the Company's issued and outstanding Common Stock. By virtue of (i) the percentage of the Company's Common Stock Mr. Mladen acquired, (b) the number of shares of Common Stock Mr. Mladen would receive upon conversion of the shares of Series A Preferred Stock he purchased,
(c) the resignation of all of the Company's officers and directors, and (d) the appointment of Mr. Mladen as the Company's sole officer and director, there was deemed to have been a "change in control" of the Company as of the Closing Date.

Reverse Stock Split

As of September 29, 2005, the Company's board of directors approved a 15-for-1 reverse stock split of the Company's Common Stock, in which every fifteen shares of the Company's Common Stock would be combined into one share of the Company's Common Stock. The Company was authorized to either (i) round any fractional shares resulting from such reverse split to the nearest whole share, or (ii) purchase such fractional shares from the applicable shareholders at their fair market value. Immediately prior to the split there were 1,770,717 common shares issued and outstanding. Immediately after the split there were approximately 118,048 common shares issued and outstanding.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' DEFICIENCY (Continued)

Liquidated Damages

     In connection with David Mladen's purchase of 11,000 shares of the Company's Series A Preferred Stock (the "Preferred Stock"), the Company entered into a Registration Rights Agreement with Mr. Mladen (the "Registration Rights Agreement"), pursuant to which the Company agreed to prepare, and, on or prior to the sixtieth (60th) day following the date of such purchase, file with the Securities and Exchange Commission ("SEC") a Resale Registration Statement on Form SB-2 (the "Resale Registration Statement"), to register all of the shares of the Company's Common Stock underlying the Preferred Stock (the "Conversion Shares"). Further, pursuant to the Registration Rights Agreement, the Company is required to use best efforts to (a) have the SEC declare the Resale Registration Statement effective within ninety (90) days after filing the Resale Registration Statement with the SEC (or one hundred and twenty (120) days in the event any comments on the Registration Statement are received from the SEC), and (b) maintain the effectiveness of the Resale Registration Statement until all such common shares have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act of 1933, as amended.

     If the Company (i) fails to file the Resale Registration Statement, or (ii) fails to have the Registration Statement declared effective within required period, or (iii) if effectiveness is not maintained, the Registration Rights Agreement requires the Company to make payments to Mr. Mladen in an aggregate amount equal to two percent (2%) per month of $9,000,000 (assuming the sale of $9,000,000 of the aggregate fair market value of the Conversion Shares) ("Outstanding Principal Amount"), multiplied by the number of months (prorated for partial months) until the failure is cured. As of the date hereof, the Resale Registration Statements has not been filed. Mr. Mladen has agreed to waive approximately $204,000 of Liquidated Damages due to him, as of December 31, 2005.

     The Company accounts for the Registration Rights Agreement as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability in accordance with to SFAS 133. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date, with changes in value recorded as non-operating income (expense). As of December 31, 2005, the liability amounted to $2,578,000, and is included on the balance sheet as a derivative liability.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between the willing parties.

The carrying amount of the Company's financial instruments approximates their fair value as outlined below.

     o    Cash and cash equivalents, accounts receivable and accrued expense:
          The carrying amounts approximate their fair value because of the short maturity of those instruments.

     o Mortgage notes payable: The carrying amounts approximates its fair value as the interest rates on the debt approximates the Company's current incremental borrowing rate.

     o Promissory notes payable - related party and due to officer/director - It is not practical to estimate the fair value of amounts due to related parties.

The Company's financial instruments are held for other than trading purposes.

NOTE 9- COMMITMENTS AND OTHER MATTERS

Legal Proceedings

The Company is not presently subject to any material litigation, and, to management's knowledge, there is not any material litigation presently threatened against the Company. The Company is occasionally subject to ordinary routine legal and administrative proceedings incident to the ownership of residential real estate. Some of the legal and other expenses related to these proceedings are covered by insurance and none of these costs and expenses are expected to have a material adverse effect on the Company's Consolidated Financial Statements.

Periodic Filings

Under a 2005 rule change, OTC Bulletin Board ("OTCBB") issuers that are cited for filing delinquency three times in a 24-month period and those removed for failure to file two times in a 24-month period will be ineligible for quotation by an NASD member. Following removal under this new rule, an issuer's securities would again become eligible for quotation on the OTCBB when the issuer has filed periodic reports for one year in a timely manner.

The Company has been late in two of its periodic filings with the Securities and Exchange Commission ("SEC") during 2006. Accordingly, the Company may be ineligible for quotation by an NASD member if it is delinquent one more time in its periodic filings with the SEC during the applicable 24-month period.

NOTE 9 - SUBSEQUENT EVENTS

Repayment of Due to Officer/Director

In February 2006, the Company paid $325,000 to Mr. Mladen as partial repayment of the Mladen Notes.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS (Continued)

Series B Preferred Stock

On March 10, 2006, the Company's board of directors approved the designation of a series of 20,000 shares of Preferred Stock of the Company, $0.01 par value per share. On March 13, 2006, the Company filed a Certificate of Designation of Series B Preferred Stock (the "Series B Certificate of Designation") with the Secretary of State of the State of Oklahoma. Pursuant to the Series B Certificate of Designation, holders of the Company's Series B Preferred Stock:

     o shall be entitled to cast one hundred (100) votes per share of Series B Preferred Stock upon all matters submitted to a vote of the holders of the Company's Common Stock;

     o shall not be entitled to receive dividends when and as declared, out of the Company's net profits;

     o shall not be entitled to a liquidation preference in the event of any liquidation, dissolution or winding up of the Company; and

     o shall not be entitled to convert their shares of Series B Preferred Stock into shares of the Company's Common Stock.

In addition, the shares of Series B Preferred Stock:

     o    shall not be redeemable by the Company;

     o shall rank junior to all other series of the Company's Preferred Stock as to the distributions of assets, unless the terms of any such series shall provide otherwise;

     o shall be not be reissued after they are reacquired by the Company by reason of repurchase or otherwise, and all such required shares shall be returned to the status of undesignated shares of the Company's Preferred Stock;

     o shall be adjusted in the event of stock splits, stock combinations, mergers, reorganizations, or other such events.

So long as any shares of Series B Preferred Stock remain issued and outstanding, the Company shall not, without the consent of the holders of a majority of the shares of Series B Preferred Stock then outstanding:

     o amend, alter or repeal any provision of the Company's Certificate of Incorporation (including the Certificate of Designation), or bylaws;

     o authorize, or increase the authorized amount of any additional class or series of stock; or

     o    effect any reclassification of the Series B Preferred Stock.

The Series B Certificate of Designation may be amended by vote of both the Company's board of directors and the holders of a majority of the outstanding shares of Series B Preferred Stock.

As of June 6, 2006, no shares of the Company's Series B Preferred Stock were issued or outstanding.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We had no changes of, or disagreements with, our auditors during the fiscal year ended December 31, 2005.

         On March 8, 2006, the firm of M. Thomas Buxton III, CPA, P.C. resigned as the independent registered public accounting firm engaged to audit our consolidated financial statements. M. Thomas Buxton III, CPA, P.C. had not audited any of our consolidated financial statements, having replaced our previous independent registered public accounting firm, Evans, Gaither & Associates, PLLC, on September 23, 2005.

         M. Thomas Buxton III, CPA, P.C.'s resignation was accepted and ratified by our Board of Directors, as of March 9, 2006, and was made in light of the change of address of our principal executive offices from Oklahoma to Connecticut, and the consequential determination that it would be more efficient and cost-effective for us to engage a firm with a local office in Connecticut.

         Prior to M. Thomas Buxton III, CPA, P.C.'s resignation, the firm reviewed our unaudited interim report for the three and nine month periods ended September 30, 2005. In connection with such review, there were no disagreements between our company and M. Thomas Buxton III, CPA, P.C. on any matter of accounting principles or practices, consolidated financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to M. Thomas Buxton III, CPA, P.C.'s satisfaction, would have caused them to make reference to the subject matter of the disagreements in its reports. In addition, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-B.

         Effective as of March 9, 2006, we engaged Carlin, Charron & Rosen, LLP, independent public accountants, as the new principal accountant to audit our consolidated financial statements. The decision to engage Carlin, Charron & Rosen, LLP was approved by our Board of Directors on March 9, 2006.

         We did not consult Carlin, Charron & Rosen, LLP during the fiscal years ended December 31, 2004 and 2003, or through March 9, 2006, with regard to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements; or (ii) any matter that was either the subject of a disagreement or event as defined in Item 304(a)(1)(iv) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended.


ITEM 8A. CONTROLS AND PROCEDURES.

         (a) The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. The Sarbanes-Oxley Act also requires documentation of internal control procedures, remediation as needed, and periodic testing of the controls. These requirements are expected to apply to smaller companies such as ours, beginning in 2007.

         In connection with the audit of our consolidated financial statements for the year ended December 31, 2005, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, our principal executive officer and principal financial officer has discovered a lack of effectiveness in our disclosure controls and procedures during and following the years ended December 31, 2005 and 2004.

         Our management intends to engage in remediation efforts to address the material weaknesses identified in our disclosure controls and procedures. These remediation efforts will be designed to address the material weaknesses identified by management and to improve and strengthen our overall control environment.

         Our management, including our principal executive officer and principal financial officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         (b) There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

         Effective as of September 28, 2005 (the "Closing Date"), we entered into a Preferred Stock Purchase Agreement with David Mladen, whereby Mr. Mladen purchased 11,000 shares of our Preferred Stock (the "Preferred Shares") for an aggregate purchase price of $10,000 (the "Preferred Stock Purchase Transaction"). Each share of Series A Preferred Stock is convertible into 5 shares of our Common Stock.

         Further, as of the Closing Date, two of our former stockholders, one of whom was an officer and director of ours, sold an aggregate of 33,761 shares of our Common Stock to Mr. Mladen, which amount represented 28.6% of our issued and outstanding common stock (the "Common Stock Purchase Transaction").

         In addition, as of the Closing Date:

               o Max Colclasure resigned as our Chief Executive Officer and President, and a director of ours;

               o Ronald Hurt resigned as our Chief Financial Officer and Secretary;

               o    Steward S. Robb resigned as a director of ours;

               o    Ronald E. Kozak resigned as a director of ours; and

               o    David Mladen was appointed as our sole officer and director.

         The following table sets forth the names of all of our directors and executive officers, as of March 31, 2006.

Name                  Age        Offices Held
----                  ---        ------------

David Mladen          50         President, Chief Executive Officer and Director

David Mladen. Mr. Mladen has been our President and Chief Executive Officer, and a director of ours, since September 29, 2005. Mr. Mladen has been President of White Knight Management LLC, and Eternal Enterprises, Inc., which are a real estate management and a real estate investing company, respectively, since 1997. Mr. Mladen has no additional directorships with reporting companies.

Significant Employees

         We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships

         There are no family relationships among our directors, executive officers, or persons nominated to become directors of executive officers.

Involvement in Certain Legal Proceedings

         During the past five years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons:

               o was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

               o was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

               o was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

               o was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

         The Securities Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an "audit committee financial expert" serving on its audit committee. Our board of directors has not yet established an audit committee. As such, our board has not yet appointed an audit committee financial expert. At this time, our board of directors believes it would be desirable to have an audit committee, and for the audit committee to have an audit committee financial expert serving on the committee. While informal discussions as to potential candidates have occurred, at this time no formal search process has commenced.

Compliance with Section 16(a) of the Exchange Act

         To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended December 31, 2004; except that certain prior members of management, did not file Form 4s or Form 5s to report the sale of shares to our current sole officer and director and/or their resignations as directors and officers of ours.

Code of Ethics

         We have not yet adopted a code of ethics policy because prior to our acquisition of Eternal Enterprise, Inc. we had no significant operations. We intend to adopt a code of ethics policy in the future.

ITEM 10.          EXECUTIVE COMPENSATION.

Executive Compensation Table

         The following table discloses, for the fiscal years ended December 31, 2002, 2003 and 2004, certain compensation paid to our named executive officers, being (i) our current Chief Executive Officer, and (ii) our former President, who resigned as of September 28, 2005. No other officer of ours earned more than $100,000 in annual compensation during the fiscal year ended March 31, 2004.

------------------------------------------------------------------------------------------------

                                                                                     Long-Term
                                         Annual Compensation                       Compensation
                                         -------------------                       ------------
------------------------------------------------------------------------------------------------
                                                                         Other       Securities
                                                                         Annual      Underlying
Name and Principal Position       Year     Salary        Bonus        Compensation    Options/
                                             ($)          ($)             ($)           SARS
                                             ---          ---             ---           ----
                                                                                        (#)
------------------------------------------------------------------------------------------------
David Mladen(1)                   2005     $26,000      $15,000        $10,000           0
President,  Chief  Executive
Officer and Director

------------------------------------------------------------------------------------------------
Max Colclasure(2)                 2004      $9,600         $-0-           $-0-           0
President,  Chief  Executive      2003      $9,600         $-0-           $-0-           0
Officer and Director              2002      $9,600         $-0-           $-0-           0

------------------------------------------------------------------------------------------------

--------------------

         (1) Mr. Mladen was appointed as our President and Chief Executive Officer, and a director of ours, as of September 29, 2005.

         (2) Mr. Colclasure resigned as our President and Chief Executive Officer, and a director of ours, as of September 28, 2005.

Option/SAR Grants In Last Fiscal Year

         We granted no options or SARs during the fiscal year ended December 31, 2005 to the named executive officers.

         No deferred compensation or long-term incentive plan awards were issued or granted to our management during the calendar fiscal years ending December 31, 2005, 2004, or 2003, or the period ending on the date of this annual report.

Compensation of Directors

         There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

         Through December 31, 2005, and the period ending on the date of this annual report, there were no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of ours which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the company or any subsidiary, any change in control of the company, or a change in the person's responsibilities following a change in control of the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

         To the knowledge of management, and based upon a review of the stock ledger maintained by our transfer agent and registrar, the following table sets forth the beneficial ownership of persons who owned more than five (5%) percent of our common stock as of March 31, 2006, as well as the share holdings of the then members of management:

         -------------------------------------------------------------------
                  Name And                      Amount And
                 Address Of                     Nature Of
                 Beneficial                     Beneficial        Percent Of
                  Owner(1)                      Ownership          Class(2)
                  -----                         ---------          -----

         -------------------------------------------------------------------

         David Mladen                             88,762(3)         51.3%
         President, Chief Executive
         Officer and Director

         -------------------------------------------------------------------

         Terri Dawn Black                          7,868             6.6%

         -------------------------------------------------------------------

         John Simonelli                            6,334             5.3%

         -------------------------------------------------------------------

         Larry E. Howell                           6,334             5.3%

         -------------------------------------------------------------------

         Laura Chancellor                          6,275             5.3%

         -------------------------------------------------------------------

         All Executive Officers                   88,762(3)         51.3%
         and Directors as a
         Group (3 persons)

         -------------------------------------------------------------------

         --------------------

     (1) Unless otherwise indicated, the address of all persons is c/o Gift Liquidators, Inc., 270 Laurel Street, Hartford CT 06105.

     (2) Percentage of beneficial ownership is based upon the 118,537 shares of our common stock outstanding on March 31, 2006, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within sixty (60) days of that date.

     (3) Includes 55,000 shares of Common Stock Mr. Mladen would receive upon the conversion of shares of Series A Preferred Stock Mr. Mladen currently holds.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

         The following is a description of transactions between members of management, five percent stockholders, "affiliates," promoters and finders:

Sale of Inventory
-----------------

         In connection with the "change in control" of our company, which occurred as of September 29, 2005, we entered into an Asset Sale Agreement with Laid Back Enterprises, Inc. ("Laid Back"), a company owned and controlled by two of our former officers and directors, pursuant to which Laid Back purchased all of our non-cash assets, including all of our inventory in exchange for the cancellation of our indebtedness to Laid Back in the aggregate amount of $50,485.

Purchase of Limited Partnership Interests
-----------------------------------------

         As of November 4, 2005, the stockholders of Eternal Enterprise, Inc., exchanged, in the aggregate, 100% of the issued and outstanding shares of common stock of Eternal Enterprise, Inc., for (i) limited partnership interests representing 20% of the total partnership interests of each of the Limited Partnerships, and (b) promissory notes in the aggregate principal amount of $2,610,006 (the "LP Notes"). One of the Pre-Acquisition Eternal Stockholders is Goran Mladen, the son of our majority stockholder and sole officer and director.

         As of December 29, 2005, the Company entered into a Purchase and Sale Agreement with Goran Mladen, pursuant to which the Company purchased all of the interests in the Limited Partnerships owned by Goran Mladen, for an aggregate purchase price of $479,096. As a result, the Company now owns approximately 81% of the partnership interests of each of the Limited Partnerships.

Repayment of Shareholder Loans
------------------------------

         At various times during 2003, 2004 and 2005, David Mladen, our majority stockholder and sole officer and director, made loans to Eternal Enterprise, Inc., a company we recently acquired, in the aggregate amount of $400,000, with an interest rate of 6% per annum (the "Mladen Notes"). On February 22, 2006, the Company paid $325,000 to Mr. Mladen as partial repayment of the Mladen Notes.

Property Management Fees
------------------------

         Our Properties are managed by White Knight Management, LLC, a party owned and controlled by David Mladen, the Company's majority stockholder and sole officer and director. Management fees were $64,667 and $60,736 for the years ended December 31, 2005 and 2004, respectively. The Properties are managed pursuant to oral agreements which provide for management fees of approximately 4% of revenues.


ITEM 13. EXHIBITS

Exhibit No.                   Description of Exhibit
-----------                   ----------------------

     4.1         Certificate of Designation of Series A Preferred Stock (1)

     4.2         Certificate of Designation of Series B Preferred Stock (4)

     10.1 Preferred Stock Purchase Agreement, between the Company and David Mladen, dated September 29, 2005 (1)

     10.2 Registration Rights Agreement, between the Company and David Mladen, dated September 29, 2005 (1)

     10.3 Asset Sale Agreement, between the Company and Laid Back Enterprises Inc., dated September 29, 2005 (1)

     10.4        Form of Contribution Agreement (2)

     10.5        Form of Limited Partnership Agreement (2)

     16.1 Letter from M. Thomas Buxton III, CPA, P.C. to the SEC, dated March 11, 2006 (3)

     17.1        Letters of Resignation of Max Colcalsure, Ronald Hurt, Steward
                 S. Robb, and Ronald E. Kozak (1)

     31.1        Certification pursuant to Section 13a-14(a) (4)

     32.1        Certification pursuant to Section 1350 (4)

----------------------------

(1) Incorporated by reference from our Current Report on Form 8-K, dated September 29, 2005
(2) Incorporated by reference from our amended Current Report on Form 8-K/A, dated November 4, 2005
(3) Incorporated by reference from our Current Report on Form 8-K, dated March 8, 2006
(4)      Filed herewith


ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

         Evans, Gaither & Associates, PLLC served as our independent accountants for the first three quarters of our fiscal year ended December 31, 2005. M. Thomas Buxton III, CPA, P.C. served as our independent accountants for the fourth quarter of our fiscal year ended December 31, 2005. On March 8, 2006, M. Thomas Buxton III, CPA, P.C. resigned as our independent accountants. On March 9, 2006, we engaged Carlin, Charron & Rosen, LLP as our new independent accountants, and they have reported on our 2005 Consolidated Financial Statements.

         Aggregate fees rendered for the years ended December 31, 2005 and 2004 were as follows:

                                                         2005       2004
                                                         ----       ----
Audit Fees                                             $45,000*   $35,075
Other Audit Related Fees                                    --         --
Tax Fees                                                    --         --
Other Fees                                                  --         --
                                          Total Fees:  $45,000*   $35,075

-----------------------

         * Includes an estimate of $45,000 for audit fees billed in 2005. We have been unable to contact our former auditors and former management to confirm this amount.

         The Board of Directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Evans, Gaither & Associates, PLLC, and M. Thomas Buxton III, CPA, P.C. during fiscal 2005 and 2004 were pre-approved pursuant to the procedures outlined above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GIFT LIQUIDATORS, INC.

 Dated: June 8, 2006                      By: /s/ David Mladen
                                              ----------------------------------
                                              David Mladen
                                              President, Chief Executive Officer
                                              and Authorized Representative




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                    Title                               Date
    ---------                    -----                               ----

/s/ David Mladen                                                  June 8, 2006
----------------------
    David Mladen           President, Chief Executive Officer
                           and Director (Principal Executive,
                           Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                   Description of Exhibit
-----------                   ----------------------

     4.1         Certificate of Designation of Series A Preferred Stock (1)

     4.2         Certificate of Designation of Series B Preferred Stock (4)

     10.1 Preferred Stock Purchase Agreement, between the Company and David Mladen, dated September 29, 2005 (1)

     10.2 Registration Rights Agreement, between the Company and David Mladen, dated September 29, 2005 (1)

     10.3 Asset Sale Agreement, between the Company and Laid Back Enterprises Inc., dated September 29, 2005 (1)

     10.4        Form of Contribution Agreement (2)

     10.5        Form of Limited Partnership Agreement (2)

     16.1 Letter from M. Thomas Buxton III, CPA, P.C. to the SEC, dated March 11, 2006 (3)

     17.1        Letters of Resignation of Max Colcalsure, Ronald Hurt, Steward
                 S. Robb, and Ronald E. Kozak (1)

     31.1        Certification pursuant to Section 13a-14(a) (4)

     32.1        Certification pursuant to Section 1350 (4)

----------------------------

(1) Incorporated by reference from our Current Report on Form 8-K, dated September 29, 2005
(2) Incorporated by reference from our amended Current Report on Form 8-K/A, dated November 4, 2005
(3) Incorporated by reference from our Current Report on Form 8-K, dated March 8, 2006
(4)      Filed herewith