Form 10QSB
period 2006-03-31
GIFT LIQUIDATORS INC
filed 2006-06-23
CIK 1286218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended  March 31, 2006
                                                                  --------------


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           For the transition period from _________ to _________

                           Commission file number   000-50675
                                                  ------------------------------


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 23, 2006, the issuer had 118,537 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [_]     No [X]

                             GIFT LIQUIDATORS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                      INDEX
                                      -----
                                                                                              Page No.
                                                                                              --------
PART I.    FINANCIAL INFORMATION

Item.1   Financial Statements...................................................................... 3

         Condensed consolidated balance sheet as of March 31, 2006 (unaudited)..................... 3

         Condensed consolidated statements of operations for the three months ended
                March 31, 2006 and 2005 (unaudited)................................................ 4

         Condensed consolidated statements of cash flows for the three months ended
                March 31, 2006 and 2005 (unaudited)................................................ 5

         Notes to the condensed consolidated financial statements.................................. 6

Item 2.  Management's Discussion and Analysis or Plan of Operation................................ 15

Item 3.  Controls and Procedures.................................................................. 23


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................ 24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.............................. 24

Item 3.  Defaults Upon Senior Securities.......................................................... 24

Item 4.  Submission of Matters to a Vote of Security Holders...................................... 24

Item 5.  Other Information........................................................................ 24

Item 6.  Exhibits................................................................................. 25


SIGNATURES........................................................................................ 26

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2006

                                     ASSETS
Real Estate:
Land                                                                                 $    811,402
Buildings and improvements                                                              5,154,110
                                                                                     ------------
                                                                                        5,965,512
Less: accumulated depreciation and amortization                                         1,031,326
                                                                                     ------------
                                                                                        4,934,186

Cash and cash equivalents                                                               2,606,741
Accounts receivable-tenants, net of allowance for doubtful accounts of $10,000             38,055
Deferred financing costs, net of accumulated amortization of $3,578                       173,944
Escrow                                                                                     55,383
Other assets                                                                               35,624
                                                                                     ------------
                                                                                     $  7,843,933
                                                                                     ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:

Mortgage notes payable                                                               $  8,206,377
Promissory notes payable-related party                                                  2,610,006
Security deposits                                                                          91,410
Accrued expenses                                                                          280,745
Due to officer/director                                                                   128,100
Derivative liability                                                                    1,804,000
                                                                                     ------------
                                                                                       13,120,638
Commitments and contingencies

Stockholders' Deficiency:

Convertible Preferred stock, par value $0.01, 1,000,000 shares authorized,
11,000 issued and outstanding. Aggregate liquidation preference of $10,010
($0.91 per share)                                                                             110
Common stock, par value $0.01, 24,000,000 shares authorized,
118,537 issued and outstanding                                                              1,185
Additional paid-in capital                                                                744,000
Deficit                                                                                (6,022,000)
                                                                                     ------------
                                                                                       (5,276,705)
                                                                                     ------------
                                                                                     $  7,843,933
                                                                                     ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                 2006              2005
                                                             -----------        -----------
Rental revenue                                               $   401,218        $   417,414

Operating expenses:
   Property operating costs                                      276,742            259,596
   General and administrative expenses                           264,344            124,505
   Depreciation and amortization                                  37,851             39,457
   Management fee-related party                                   16,169             16,697
                                                             -----------        -----------
 Total operating expenses                                        595,106            440,255
                                                             -----------        -----------

Operating loss                                                  (193,888)           (22,841)

Non operating income (expense):
   Interest expense                                             (129,408)           (83,900)
   Other income                                                    6,433                 --
   Gain on derivative liability                                   30,000                 --
                                                             -----------        -----------
Total non operating income (expense)                             (92,975)           (83,900)
                                                             -----------        -----------

Net loss                                                     $  (286,863)       $  (106,741)
                                                             ===========        ===========
Loss per share - basic and diluted                           $     (2.42)       $     (0.90)
                                                             ===========        ===========
Weighted average common shares outstanding- basic
and diluted                                                      118,537            118,537
                                                             ===========        ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                 2006               2005
                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $  (286,863)       $  (106,741)
Adjustments to reconcile net loss to net cash
    provided  by operating activities:
     Depreciation and amortization                                37,851             39,457
     Gain on derivative liability                                (30,000)                --
     Write-off of related party receivable                       171,276            124,505

Changes in operating assets and liabilities:
   Accounts receivable - tenants                                   2,830             45,634
   Escrow                                                         44,307              5,912
   Due to/from related party                                    (171,276)          (124,505)
   Other assets                                                  153,469            (67,531)
   Accrued expenses                                              101,743            117,817
   Security deposits                                               9,606                 --
                                                             -----------        -----------
          Net cash provided by operating activities               32,943             34,548
                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from officer/director                                 10,982                 --
   Repayments to officer/director                               (325,000)                --
   Repayment of mortgage notes payable                           (17,623)           (17,408)
                                                             -----------        -----------
          Net cash used in financing activities                 (331,731)           (17,408)
                                                             -----------        -----------
(Decrease) increase in cash and cash equivalents                (298,788)            17,140
Cash and cash equivalents - beginning of period                2,905,529             25,681
                                                             -----------        -----------
Cash and cash equivalents - end of period                    $ 2,606,741        $    42,821
                                                             ===========        ===========

Cash paid during the period for interest                     $    77,061        $    83,800
                                                             ===========        ===========
Non-cash transactions

Contributions of capital for waived liquidated damages       $   744,000        $        --
                                                             ===========        ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

In 1990 the Dorsett acquired, in a stock for stock exchange, a privately owned business that developed, marketed and distributed a diverse line of gift and novelty products, and changed its name to Laid Back Enterprises, Inc ("Laid Back"). From that date, until December 2002, Laid Back continued its development, marketing and distribution of gift products, seasonal retailing and closeout liquidation of gift products.

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

Recent Developments

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

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

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

As of the Closing Date, the Company:

         o    terminated its Administrative Services Agreement with Laid Back;

         o    terminated its Tax Sharing Agreement with Laid Back; and

         o entered into an Asset Sale Agreement with Laid Back (the "Asset Sale Agreement").

Pursuant to the Asset Sale Agreement, effective as of the Closing Date, the Company sold all of its non cash assets, including certain inventory, to Laid Back, in exchange for the cancellation of the Company's indebtedness to Laid Back in the aggregate amount of $50,485. As a result of the above transactions, the Company became a "shell company", as defined by Securities Act Rule 405 and Exchange Act Rule 12b-2, as a company, other than an asset-backed issuer, with
(a) no or nominal operations, and (b) either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and other nominal assets.

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

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

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

In consideration of the Company's ownership of 80% of the total partnership interests of each of the Limited Partnerships that now own 100% of Eternal, the Company agreed to assume the LP Notes.

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

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

Because (i) the Pre-Acquisition Eternal Stockholders obtained a majority of the shares of common stock of the combined entity after the combination, (ii) the Pre-Acquisition Eternal Stockholders obtained the ability to elect and appoint a voting majority of the governing board of the combined entity, and (iii) Eternal's officer and director replaced the Company's officers and directors of the combined entity, the transaction was treated as a Reverse Merger ("Reverse Merger"), with Eternal as the accounting acquirer of the Company. The accompanying consolidated financial statements of the Company reflect the historical results of operations of Eternal, and the consolidated results of operations subsequent to the acquisition date of November 4, 2005. Eternal, as the accounting acquirer of the "shell company", did not record goodwill or any other intangible asset as a result of this Reverse Merger.

The common stock of Eternal has been retroactively restated to reflect the recapitalization and merger transactions discussed above.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gift Liquidators, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. In the Company's opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results for the interim periods ended March 31, 2006 and 2005. The results of operations for such periods are not necessarily indicative of the results that may be expected for the full year or any future period.

Because the Company is engaged in the rental and sale of real estate, the operating cycle may extend beyond one year. Accordingly, following the usual practice of the real estate industry, the accompanying condensed consolidated balance sheet is unclassified.

The preparation of the Company's condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

Real Estate

Real estate is stated at cost. The Company's real estate has been pledged as security for various mortgage notes payable.

Depreciation

Buildings are depreciated using the straight line method over an estimated useful life of 40 years. Building improvements are depreciated using the straight line method over their estimated service lives, as determined by management, generally between 5 and 15 years. Depreciation and amortization expense for the three months ended March 31, 2006 and 2005 was $34,273 and $33,686, respectively.

Derivative Liabilities

The Company accounts for the registration rights agreements as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded in other non operating income (expense).

Deferred Financing Costs

Deferred financing costs include fees and costs to obtain the Company's mortgages and other notes payable. These costs are amortized over the term of the respective loans. Amortization expense for the three months ended March 31, 2006 and 2005 was $3,578 and $5,771, respectively.

Revenue Recognition

Leases entered into between a tenant and the Company for the rental of an apartment unit are generally year to year, renewable upon consent of both parties on an annual basis, or monthly basis, for shorter term leases. Rental income is earned on a straight-line basis over the terms of the lease. Advance receipts of rental income are deferred and classified as liabilities.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

Loss per share is calculated based on the weighted average number of common shares outstanding during the period. The Company's preferred stock was not included in the computation of diluted loss per share because to do so would have been antidilutive.


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

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company was to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, it would increase the recorded valuation allowance through a charge to income in the period in which the determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amount, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

As of March 31, 2006, the Company has concluded that it is more likely than not that the Company will not realize any deferred tax assets.

Recent Accounting Pronouncements and Interpretations

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period. SFAS 123 is effective in the first period beginning after June 15, 2005. The Company adopted SFAS 123 in 2006. The adoption of SFAS 123 did not have an impact on the Company's financial position and results of operations.

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

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 3 - FINANCINGS

Promissory Notes Payable - Related Party

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

NOTE 4 - RESTRICTED CASH

As of March 31, 2006, the Company maintained an escrow account with Astoria in the amount of $55,383 for the payment of real estate taxes and property insurance.

NOTE 5 - RELATED PARTY TRANSACTIONS

Property Management Fees

The Properties are managed by White Knight Management, LLC, ("White Knight"), a related party owned and controlled by David Mladen, the Company's majority stockholder and sole officer and director. Pursuant to an oral agreement between the parties, White Knight collects rent on behalf of the Company and pays the Company's operating expenses. As of March 31, 2006, White Knight owed the Company $171,276. However, the Company has written off such amounts from White Knight as the Company has determined the amounts are not collectible.

Management fees were $16,049 and $16,697 for the three months ended March 31, 2006 and 2005, respectively. The Properties are managed pursuant to an oral agreement which provides for management fees of approximately 4% of revenues.

Due to Officer/Director

At various times in 2003, 2004, and 2005, David Mladen, the Company's majority stockholder and sole officer and director, made loans to Eternal Enterprise, Inc., in the aggregate amount of approximately $400,000 with an interest rate of 6% per annum (the "Mladen Notes") due on or before May 10, 2010. In February 2006, the Company paid $325,000 to Mr. Mladen as partial repayment of the Mladen Notes, including accrued interest.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 6 - STOCKHOLDERS' DEFICIENCY

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

If the Company (i) fails to file the Resale Registration Statement, or (ii) fails to have the Registration Statement declared effective within the required period, or (iii) if effectiveness is not maintained, the Registration Rights Agreement requires the Company to make payments to Mr. Mladen in an aggregate amount equal to two percent (2%) per month of $9,000,000 (assuming the sale of $9,000,000 of the aggregate fair market value of the Conversion Shares) ("Outstanding Principal Amount"), multiplied by the number of months (prorated for partial months) until the failure is cured. As of the date hereof, the Resale Registration Statements has not been filed. As of March 31, 2006, Mr. Mladen has agreed to waive approximately $744,000 of Liquidated Damages due to him, and such amount has been reflected as a contribution of capital as of that date.

The Company accounts for the Registration Rights Agreement as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability in accordance with to SFAS 133. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date, with changes in value recorded as non-operating income (expense). As of March 31, 2006, the liability amounted to $1,804,000, and is included on the balance sheet as a derivative liability.

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

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 6 - STOCKHOLDERS' DEFICIENCY (Continued)

In addition, the shares of Series B Preferred Stock:

         o    shall not be redeemable by the Company;

         o shall rank junior to all other series of the Company's Preferred Stock as to the distributions of assets, unless the terms of any such series shall provide otherwise;

         o shall be not be reissued after they are reacquired by the Company by reason of repurchase or otherwise, and all such reacquired shares shall be returned to the status of undesignated shares of the Company's Preferred Stock;

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

As of June 23, 2006, no shares of the Company's Series B Preferred Stock were issued or outstanding.

NOTE 7- COMMITMENTS AND OTHER MATTERS

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with the Notes to the Financial Statements in Item 1 of this Quarterly Report on Form 10-QSB, and our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "Annual Report"). In addition to historical information, this discussion contains statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes", "estimates", "expects" and "anticipates" and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of ours to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

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

         o Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction of multifamily housing, slow employment growth, availability of low interest mortgages for single-family home buyers and the potential for geopolitical instability, all of which are beyond our control; and

         o Additional factors as discussed in Item 1 of our Annual Report, under the heading of "Risk Factors."

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

         In consideration of our ownership of 80% of the total partnership interests of each of the Limited Partnerships that now own 100% of Eternal, we agreed to assume the LP Notes. The interest rate on the LP Notes is 7% per annum. The entire balance of principal and interest of the LP Notes is due and payable on November 4, 2010. The LP Notes may be prepaid without penalty. All payments shall be applied first toward the payment of interest and the balance towards the reduction of principal.

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

         Since, at the effective time of the Eternal Acquisition (and the Preferred Stock Purchase Transaction and the Common Stock Purchase Transaction, consummated in anticipation thereof): (i) the Pre-Acquisition Eternal Stockholders obtained a majority of the shares of common stock of the combined entity after the combination, (ii) Pre-Acquisition Eternal Stockholders obtained the ability to elect and appoint a voting majority of the governing board of the combined entity, and (iii) Eternal's officers and directors replaced ours as officers and directors of the combined entity, the Eternal Acquisition was treated as a reverse merger with Eternal as the accounting acquirer for financial reporting purposes.

Related Party Transactions

         Repayment of Shareholder Loans
         ------------------------------

         At various times during 2003, 2004 and 2005, David Mladen, our majority stockholder and sole officer and director, made loans to Eternal in the aggregate amount of approximately $400,000, with an interest rate of 6% per annum (the "Mladen Notes"). On February 22, 2006, the Company paid $325,000 to Mr. Mladen as partial repayment of the Mladen Notes, including accrued interest.

         Property Management Fees
         ------------------------

         The Properties are managed by White Knight Management, LLC, a party owned and controlled by David Mladen, the Company's majority stockholder and sole officer and director. The Properties are managed pursuant to oral agreements which provide for management fees of approximately 4% of revenues. Management fees were $16,049 and $16,697 for the three month periods ended March 31, 2006 and 2005, respectively.

         Pursuant to our oral agreement with White Knight, White Knight collects rent on our behalf and pays our operating expenses. As of March 31, 2006, White Knight owed us $171,276. However, we have written off such amounts due from White Knight as we have determined that such amounts are not collectible.

         Trends and Uncertainties
         ------------------------

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

         Strong Demand Due To Interest Rate Environment
         ----------------------------------------------

         The 40-year historic lows reached on mortgage interest rates in recent years provided some individuals with the opportunity to purchase homes at similar costs to renting, particularly when utilizing short-term variable mortgages. However, with the more recent increases in interest rates, this attractive alternative may have faded for some and the apartment sector is in a position to reap the benefits. If a higher interest rate environment continues, then the number of individuals purchasing homes will typically decline. As rental apartments directly compete with the single-family home and condominium sectors of the economy, the demand on new and existing rental apartment communities may rise when demand for purchasing homes falls. We believe this will be beneficial for apartment owners as it should translate into greater demand, higher occupancy rates, fewer concessions needed to attract renters, and therefore increased profitability of our Properties.

         Increased Income And Distributions Due To Healthy U.S. Economy
         --------------------------------------------------------------

         Generally, healthy employment in a particular market area enables apartment owners to increase rents charged to tenants. As employment across the locations in which we own apartment buildings continues to improve and stabilize, apartment owners in these locations should be able to increase rents ahead of expenses which should increase the revenue we receive from our apartment buildings. As a result, the amount of cash available for distribution to our stockholders should increase. However, our actual results of operations and, accordingly, cash available for distribution, will be affected by a number of factors, including the revenue we receive from our Properties, our operating expenses, our debt obligations, interest expense, the ability of our residents to meet their obligations, and unanticipated expenditures.

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

         o We may raise funds from one or a combination of debt offerings and equity offerings, and use such funds to purchase interests in additional properties; or

         o We may determine to acquire additional interests in properties as sufficient funds are raised from rental income.

         Our cash and cash equivalents balance was $2,606,741 at March 31, 2006. All cash and cash equivalents are held in money market or checking accounts.

Mortgage Notes Payable to Astoria Federal Mortgage Corp.

         As a result of the Eternal Acquisition, we are the owner of eight Properties, all in the metropolitan Hartford, Connecticut area.

         As of December 27, 2005, we borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp., in connection with the refinancing of the Properties, evidenced by eight notes payable (the "Mortgage Notes"). The initial interest rate on the Mortgage Notes, of 5.625%, will remain in effect for 84 months. Thereafter, the Mortgage Notes bear interest at a rate equal to the five
(5) year "Fixed Rate Advance" as determined by the Federal Home Bank of New York, plus 2.500%, rounded to the nearest one-eighth of one percent (0.125%) and adjusted every sixty (60) months. The loans are repayable in monthly installments of principal and interest, due on the first day of each month, commencing February 1, 2006. The principal and interest payments will be based on a 360 month amortization. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be payable. The Mortgage Notes are secured against each respective Property. David Mladen, our majority stockholder, and sole officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan.

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

         If we (i) fail to file the Resale Registration Statement, or (ii) fail to have the Registration Statement declared effective within the required period, or (iii) if effectiveness is not maintained, the Registration Rights Agreement requires us to make payments to Mr. Mladen in an aggregate amount equal to two percent (2%) per month of $9,000,000 (assuming the sale of $9,000,000 of the aggregate fair market value of the Conversion Shares) ("Outstanding Principal Amount"), multiplied by the number of months (prorated for partial months) until the failure is cured. As of March 31, 2006, the Resale Registration Statement had not been filed. As of the date hereof, the Resale Registration Statements has still not been filed. As of March 31, 2006, Mr. Mladen has agreed to waive approximately $744,000 of Liquidated Damages due to him, and such amount has been reflected as a capital contribution as of that date.

         We account for the Registration Rights Agreement as a separate freestanding instrument and account for the liquidated damages provision as a derivative liability subject to SFAS 133. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date, with changes in value recorded as non-operating income (expense). As of March 31, 2006, the liability amounted to approximately $1,804,000, and is included on the balance sheet as a derivative liability.

Results of Operations

         As of March 31, 2006, we owned interests in eight (8) residential real estate properties consisting of 273 units. The table below lists the location of our Properties, the number and type of units in each Property, the range of rents, and the vacancies of these Properties as of March 31, 2006.

         Details on the properties are as follows:

------------------------------------------------------------------------------------
                                   Number and          Rent Range         Vacancies
Location                         Type of Units
------------------------------------------------------------------------------------
154-60A Collins Street          41 units:                                     7
Hartford, CT                    3 three-bedroom           $750
                                1 one-and a-half-bedroom  $650
                                37 one-bedroom            $600
------------------------------------------------------------------------------------
21 Evergreen Avenue             24 units:                                     3
Hartford, CT                    18 one-bedroom            $625 - $650
                                6 studios                 $500 - $550
------------------------------------------------------------------------------------
243 & 255 Laurel Street         34 units:                                     1
Hartford, CT                    4 two-bedroom             $725 - $775
                                30 one-bedroom            $600 - $625
------------------------------------------------------------------------------------
252 Laurel Street               21 units:                                     2
Hartford, CT                    2 two-bedroom             $750
                                16 one-bedroom            $625
                                3 studios                 $450 - $475
------------------------------------------------------------------------------------
270 Laurel Street               77 units:                                     6
Hartford, CT                    1 two-bedroom             $825
                                3 one-bedroom             $650
                                73 studios                $500 - $550
------------------------------------------------------------------------------------
360 Laurel Street               18 units:                                     4
Hartford, CT                    3 two-bedroom             $650 - $700
                                15 one-bedroom            $600 - $625
------------------------------------------------------------------------------------
117-141 S. Marshall Street      42 units:                                     4
Hartford, CT                    36 two bedroom            $700 - $725
                                6 one-bedroom             $600 - $625
------------------------------------------------------------------------------------
56 Webster Street               16 units:                                     1
Hartford, CT                    10 one-bedroom            $500
                                6 studios                 $400
------------------------------------------------------------------------------------


Comparison of Operations for the Three-Month Period Ended March 31, 2006 to the Three-Month Period Ended March 31, 2005

         The following summarizes changes in our operations for the three-month periods ended March 31, 2006 and 2005. Our net loss for the three-month periods ended March 31, 2006 and 2005, was $286,863 and 106,741, respectively. The primary reason for this increase in our net loss, was an increase in professional fees incurred in connection with the Eternal Acquisition and related regulatory filings.

Rental Revenue

         Revenues decreased approximately $16,196, from $417,414 in the three-month period ended March 31, 2005 to $401,218 in the three-month period ended March 31, 2006, or approximately 3.9%, as a result of decreased occupancy rates.

Property Operating Costs

         Property operating costs increased approximately $17,146, from $259,596 in the three-month period ended March 31, 2005 to $276,742 in the three-month period ended March 31, 2006, or approximately 6.6%. The increase was primarily related to increased costs for heat and other utilities.

General and Administrative

         General and administrative expense increased approximately $139,839, from $124,505 in the three-month period ended March 31, 2005 to $264,344 in the three-month period ended March 31, 2006, or approximately 112.3%. The increase was due to professional fees incurred in connection with the Eternal Acquisition and related regulatory filings as well as the write-off of the related party receivable with White Knight Management, LLC.

Interest Expense

         Interest expense increased approximately $45,808, from $83,900 in the three-month period ended March 31, 2005 to $129,408 in the three-month period ended March 31, 2006, or 54.2%. The increase was primarily related to interest on the promissory notes and the increased borrowings under the mortgage notes payable.

Off Balance Sheet Arrangements

         We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

         The discussion included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, under the subheading "Critical Accounting Policies and Estimates", is still considered current and applicable.

Item 3.  Controls and Procedures.

         The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. The Sarbanes-Oxley Act also requires documentation of internal control procedures, remediation as needed, and periodic testing of the controls. These requirements are expected to apply to smaller public companies such as ours, beginning in 2007.

         In connection with the audit of our consolidated financial statements for the year ended December 31, 2005, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer discovered a lack of effectiveness in our disclosure controls and procedures during the years ended December 31, 2005 and 2004, and for the subsequent period through the date hereof.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         During the three-month period ended March 31, 2006, and subsequent period through the date hereof, we were not a party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours, or owner of record of more than 5% of our common stock is a party adverse to us, or has a material interest adverse to us in any legal proceeding.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         In the three-month period ended March 31, 2006, and subsequent period through the date hereof, we did not issue any unregistered securities.

Item 3.  Defaults Upon Senior Securities.

         In the three-month period ended March 31, 2006, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of our security holders during the three-month period ended March 31, 2006, or subsequent period through the date hereof.

Item 5.  Other Information.

         None.

Item 6.  Exhibits.

Exhibit No.                             Description of Exhibit
-----------                             ----------------------

     4.1         Certificate of Designation of Series A Preferred Stock (1)

     4.2         Certificate of Designation of Series B Preferred Stock (3)

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

     10.4        Form of Contribution Agreement (2)

     10.5        Form of Limited Partnership Agreement (2)

     31.1        Certification pursuant to Section 13a-14(a) (4)

     32.1        Certification pursuant to Section 1350 (4)

------------------------------


(1) Incorporated by reference from our Current Report on Form 8-K, dated September 29, 2005
(2) Incorporated by reference from our amended Current Report on Form 8-K/A, dated November 4, 2005
(3) Incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2005
(4)  Filed herewith

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GIFT LIQUIDATORS, INC.



Date:  June 23, 2006                  By:  /s/ David Mladen
     ------------------                  --------------------------------------
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

     4.2         Certificate of Designation of Series B Preferred Stock (3)

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

     10.4        Form of Contribution Agreement (2)

     10.5        Form of Limited Partnership Agreement (2)

     31.1        Certification pursuant to Section 13a-14(a) (4)

     32.1        Certification pursuant to Section 1350 (4)

------------------------------


(1) Incorporated by reference from our Current Report on Form 8-K, dated September 29, 2005
(2) Incorporated by reference from our amended Current Report on Form 8-K/A, dated November 4, 2005
(3) Incorporated by reference from our Annual Report on Form 10-KSB for the year ended December 31, 2005
(4)  Filed herewith