Form 10QSB
period 2006-06-30
GIFT LIQUIDATORS INC
filed 2006-08-21
CIK 1286218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended  June 30, 2006
                                                           ---------------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           For the transition period from _________ to _________

                           Commission file number  000-50675
                                                   -----------------------------

                             GIFT LIQUIDATORS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter

           Oklahoma                                        73-0731559
--------------------------------------------------------------------------------
  (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification No.)

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.         Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 21, 2006, the issuer had 118,537 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):        Yes [ ] No [X]

                             GIFT LIQUIDATORS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


                                      INDEX
                                      -----

                                                                                                    Page No.
                                                                                                    --------
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements........................................................................  3

           Condensed Consolidated Balance Sheet as of June 30, 2006 (Unaudited)........................  3

           Condensed Consolidated Statements of Operations and Accumulated Deficit for
                the Three and Six Months ended June 30, 2006 and 2005 (Unaudited)......................  4

           Condensed Consolidated Statements of Cash Flows for the Six Months ended
                June 30, 2006 and 2005 (Unaudited).....................................................  5

           Notes to Condensed Consolidated Financial Statements........................................  6

Item 2.    Management's Discussion and Analysis or Plan of Operation................................... 20

Item 3.    Controls and Procedures..................................................................... 27


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings........................................................................... 29

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds................................. 29

Item 3.    Defaults Upon Senior Securities............................................................. 29

Item 4.    Submission of Matters to a Vote of Security Holders......................................... 29

Item 5.    Other Information........................................................................... 30

Item 6.    Exhibits.................................................................................... 31


SIGNATURES............................................................................................. 32

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)

                                     ASSETS
Real Estate:
Land                                                                                         $    811,402
Buildings and Improvements                                                                      5,154,110
                                                                                             ------------
                                                                                                5,965,512
Less:  accumulated depreciation and amortization                                                1,065,599
                                                                                             ------------
                                                                                                4,899,913

Cash and cash equivalents                                                                       1,389,602
Accounts receivable-tenants, net of allowance for doubtful accounts of $65,751                     13,434
Deferred financing costs, net of accumulated amortization of $7,156                               170,366
Escrow account                                                                                     89,107
Investments in trading securities                                                               1,954,624
Other assets                                                                                       14,683
                                                                                             ------------
                                                                                             $  8,531,729
                                                                                             ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Mortgage notes payable                                                                       $  8,179,627
Promissory notes payable-related party                                                          2,610,006
Margin loans payable                                                                              758,653
Security deposits                                                                                  90,015
Accounts payable and accrued expenses                                                             269,345
Due to officer/director                                                                           128,100
Derivative liability                                                                            1,374,000
                                                                                             ------------
                                                                                               13,409,746
                                                                                             ------------

Commitments and contingencies

Stockholders' Deficit:

Convertible preferred stock, par value $0.01, 1,000,000 shares authorized, 11,000 issued
     and outstanding. Aggregate liquidation preference of $10,010 ($0.91 per share)                   110
Common stock, par value $0.01, 24,000,000 shares authorized, 118,537 issued
     and outstanding                                                                                1,185
Additional paid-in capital                                                                      1,174,000
Accumulated deficit                                                                            (6,053,312)
                                                                                             ------------
                                                                                               (4,878,017)
                                                                                             ------------
                                                                                             $  8,531,729
                                                                                             ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                           For the                               For the
                                                      Three Months Ended                     Six Months Ended
                                                      ------------------                     ----------------
                                                  June 30,            June 30,           June 30,          June 30,
                                                   2006                2005               2006              2005
                                               -------------       -------------      -------------      -------------
Rental Revenue                                 $   371,246         $   424,207        $   772,464        $   841,621
                                               -----------         -----------        -----------        -----------
Operating expenses:

   Property operating costs                        203,040             150,792            479,782            410,388

   General and administrative expenses             187,329             207,326            451,673            331,831

   Depreciation and amortization                    37,851              39,457             75,702             78,914

   Management fee-related party                     14,850              16,968             31,019             33,665
                                               -----------         -----------        -----------        -----------
Total operating expenses                           443,070             414,543          1,038,176            854,798
                                               -----------         -----------        -----------        -----------
Operating income (loss)                            (71,824)              9,664           (265,712)           (13,177)
                                               -----------         -----------        -----------        -----------
Non operating income (expense):

   Interest expense                               (162,742)            (90,931)          (292,150)          (174,831)

   Other income                                     32,482                  --             38,915                 --

   Realized loss on investments                    (10,028)                 --            (10,028)                --

   Net unrealized gains on investments             180,800                  --            180,800                 --

   Gain on derivative liability                       --                    --             30,000                 --
                                               -----------         -----------        -----------        -----------
Total non operating income (expense)                40,512             (90,931)           (52,463)                --
                                               -----------         -----------        -----------        -----------
Net loss                                       $   (31,312)        $   (81,267)          (318,175)       $  (188,008)
                                               ===========         ===========                           ===========

Accumulated deficit - beginning of period                                              (5,735,137)
                                                                                      -----------
Accumulated deficit - end of period                                                   $(6,053,312)
                                                                                      ===========

Loss per share - basic and diluted             $     (0.26)        $     (0.69)       $     (2.68)       $     (1.59)
                                               ===========         ===========        ===========        ===========
Weighted average common shares
  outstanding - basic and diluted                  118,537             118,537            118,537            118,537
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

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the Six Months Ended
                                                                           -------------------------
                                                                            June 30,          June 30,
                                                                              2006              2005
                                                                           ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                 $   (318,175)     $   (188,008)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
          Depreciation and amortization                                        75,702            78,914
          Provision for doubtful accounts                                      55,436                --
          Gain on derivative liability                                        (30,000)               --
          Write-off of related party receivable                                32,182           331,831
          Realized loss on sale of investments                                 10,028                --
          Net unrealized holding gains on investments                        (180,800)               --

Changes in operating assets and liabilities:
         Accounts receivable - tenants                                        (27,985)           45,634
         Escrow                                                                10,583           (11,049)
         Due to/from related party                                            (32,182)         (331,831)
         Other assets                                                         173,106            (3,962)
         Security deposits                                                      8,211            97,244
         Accounts payable and accrued expenses                                 91,647                --
                                                                         ------------      ------------

              Net cash (used in) provided by operating activities            (132,247)           18,773

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of investments                                          (10,950,205)               --
         Proceeds from sale of investments                                  9,166,354                --
                                                                         ------------      ------------

              Net cash used in investing activities                        (1,783,851)               --
                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from margin loans payable                                   758,653                --
         Proceeds from officer/director                                        10,892                --
         Repayments to officer/director                                      (325,000)               --
         Repayment of mortgage notes payable                                  (44,374)          (33,356)
                                                                         ------------      ------------

              Net cash provided by (used in) financing activities             400,171           (33,356)
                                                                         ------------      ------------
Decrease in cash and cash equivalents                                      (1,515,927)          (14,583)

Cash and cash equivalents - beginning of period                             2,905,529            25,681
                                                                         ------------      ------------

Cash and cash equivalents - end of period                                $  1,389,602      $     11,098
                                                                         ============      ============

Cash paid during the period during the period for interest               $    192,339      $    174,831
                                                                         ============      ============

Non-cash transactions

Contributions of capital for waived liquidated damages related
     to derivative liability                                             $  1,174,000      $         --
                                                                         ============      ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

Company Background

Gift Liquidators, Inc. and its predecessor companies were originally incorporated in 1963 as Dorsett Educational Systems, Inc. ("Dorsett"). From 1963 through the mid-1980's, Dorsett was in the business of developing and marketing educational material. During that same period, the stock of the Dorsett was publicly traded.

In 1990, Dorsett acquired, in a stock for stock exchange, a privately owned business that developed, marketed and distributed a diverse line of gift and novelty products, and changed its name to Laid Back Enterprises, Inc. ("Laid Back"). From that date, until December 2002, Laid Back continued its development, marketing and distribution of gift products, seasonal retailing and closeout liquidation of gift products.

On December 20, 2002, Laid Back's shareholders voted to split-off its gift inventory liquidation business from its gift design and merchandising business. Pursuant to a Split-Off Agreement, dated December 20, 2002 (the "Split-Off Agreement"), Laid Back distributed its gift design and merchandising business to Max Colclasure and Ronald Hurt in exchange for a substantial portion of the shares of Laid Back owned by Mr. Colclasure and Mr. Hurt. The shareholders also voted to approve a change of name from Laid Back to Gift Liquidators, Inc.

Prior to the split-off, Mr. Colclasure and Mr. Hurt owned 64.72% and 6.42% of the stock of Laid Back, respectively. Minority shareholders owned the remaining outstanding stock. Subsequently, Mr. Colclasure and Mr. Hurt acquired all of the remaining outstanding stock of the gift design and merchandising business, thereafter known as Laid Back, and Mr. Colclasure acquired 25.78% of the gift inventory liquidation business now known as Gift Liquidators, Inc. (hereinafter, the "Company"), with the remaining shareholders owning 74.22% of the Company.

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

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

Recent Developments

As of September 28, 2005 (the "Closing Date"), the Company entered into a Preferred Stock Purchase Agreement with David Mladen, pursuant to which Mr. Mladen purchased 11,000 shares of the Company's Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), for an aggregate purchase price of $10,000 (the "Preferred Stock Purchase Transaction"). Prior to the amendment to the Company's Certificate of Designation of Series A Convertible Preferred Stock described in Note 10, each share of the Company's Series A Preferred Stock was convertible at any time, at the holder's option, into 5 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

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

As a result of the Preferred Stock Purchase Transaction and the Common Stock Purchase Transaction as of the closing date, Mr. Mladen owned and/or controlled approximately 51% of the Company's voting power. By virtue of (i) the percentage of the Company's Common Stock Mr. Mladen acquired, (ii) the number of shares of Common Stock Mr. Mladen would receive upon conversion of the shares of Preferred Stock he purchased, (iii) the resignation of all of the Company's officers and directors, and (iv) the appointment of Mr. Mladen as the Company's sole officer and director, there was deemed to have been a "change in control" of the Company as of the Closing Date.

As of the Closing Date, the Company:

     o    terminated its Administrative Services Agreement with Laid Back;

     o    terminated its Tax Sharing Agreement with Laid Back; and

     o entered into an Asset Sale Agreement with Laid Back (the "Asset Sale Agreement").

Pursuant to the Asset Sale Agreement, effective as of the Closing Date, the Company sold all of its non cash assets, including certain inventory, to Laid Back, in exchange for the cancellation of the Company's indebtedness to Laid Back in the aggregate amount of $50,485. As a result of the above transactions, the Company became a "shell company", as defined by Securities Act Rule 405 and Exchange Act Rule 12b-2 as a company other than an asset-backed issuer, with (a) no or nominal operations, and (b) either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and other nominal assets.

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

On November 4, 2005, the Pre-Acquisition Eternal Stockholders exchanged, in the aggregate, 100% of the issued and outstanding shares of Common Stock of Eternal for (i) limited partnership interests representing 20% of the total partnership interests in each of the Limited Partnerships, and (ii) unsecured promissory notes payable to the Pre-Acquisition Eternal Stockholders in the aggregate principal amount of $2,610,006 (the "LP Notes"), pursuant to Contribution Agreements between the Pre-Acquisition Eternal Stockholders and the Limited Partnerships (the "Reverse Merger"). As a result, Eternal is now 100% owned, in the aggregate, by the Limited Partnerships.

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

Because (i) the Pre-Acquisition Eternal Stockholders obtained a majority of the shares of common stock of the combined entity after the combination, (ii) the Pre-Acquisition Eternal Stockholders obtained the ability to elect and appoint a voting majority of the governing board of the combined entity, and (iii) Eternal's officer and director replaced the Company's officers and directors of the combined entity, the transaction was treated as a reverse merger with Eternal as the accounting acquirer of the Company. The accompanying consolidated financial statements of the Company reflect the historical results of operations of Eternal, and the consolidated results of operations subsequent to the acquisition date of November 4, 2005. Eternal, as the accounting acquirer of the "shell company", did not record goodwill or any other intangible asset as a result of this Reverse Merger.

The Company's financial statements as of and for the six months ended June 30, 2005, have been restated to give retroactive effect to the Reverse Merger.

On May 10, 2006, the Company formed a new wholly-owned subsidiary, Excellency Investment Realty Trust, Inc., in the State of Maryland. The Articles of Incorporation of Excellency Investment Realty Trust authorized 25,000,000 shares of capital stock, of which 24,000,000 shares were authorized as common stock, $0.01 par value per share, and 1,000,000 were authorized as preferred stock, $0.01 par value per share. As of the date hereof, 1,000 shares of common stock of Excellency Investment Realty Trust are issued and outstanding and held of record by the Company. Of the preferred stock, Excellency Investment Realty Trust has 11,000 shares designated as Series A convertible preferred stock, and 20,000 shares as Series B preferred stock. Currently none of the shares of Excellency Investment Realty Trust's Series A convertible preferred stock or Series B preferred stock are outstanding.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Gift Liquidators, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships), and Excellency Investment Realty Trust, Inc. (collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through June 30, 2006. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. In the Company's opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results for the interim periods ended June 30, 2006 and 2005. The results of operations for such periods are not necessarily indicative of the results that may be expected for the full year or any future period.

Because the Company is engaged in the rental and sale of real estate, the operating cycle may extend beyond one year. Accordingly, following the usual practice of the real estate industry, the accompanying condensed consolidated balance sheet is unclassified.

The preparation of the Company's condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Depreciation

Buildings are depreciated using the straight line method over an estimated useful life of 40 years. Building improvements are depreciated using the straight line method over their estimated service lives, as determined by management, generally between 5 and 15 years. Depreciation and amortization expense for the three and six months ended June 30, 2006 and 2005 was $34,273, $33,685, $68,546, and $67,370, respectively.

Cash and Cash Equivalents

All highly liquid investments with an original maturities of three months or less are considered to be cash equivalents. The Company maintains its cash accounts with various financial institutions.

Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2006, the uninsured portion of cash balances held at such financial institutions was $1,277,239.

Investments in Securities

The Company accounts for its investments in securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings (see Note 5), and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date.

Derivative Liabilities

The Company accounts for the registration rights agreements as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded as other non operating income or expense (see Note 8).

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Financing Costs

Deferred financing costs include fees and costs to obtain the Company's mortgages and other notes payable. These costs are amortized over the terms of the respective loans. Amortization expense for the three and six months ended June 30, 2006 and 2005 was $3,578, $5,772, $7,156, and $11,544, respectively.

Revenue Recognition

Leases entered into between tenants and the Company for the rental of apartment units are generally year to year and are renewable upon consent of both parties on an annual or monthly basis. The Company also offers shorter term leases. Rental income is earned on a straight-line basis over the terms of the lease. Advance receipts of rental income are deferred and classified as liabilities.

Loss Per Share

Loss per share is calculated based on the common stock equivalents for the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock were not included in the computation of diluted loss per share because to do so would have been antidilutive.

Income Taxes

The Company accounts for income taxes following the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company's income tax returns are prepared on the cash basis of accounting. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled. The types of deferred tax assets are book versus tax depreciation and net operating losses.

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

As of June 30, 2006, the Company has concluded that it is more likely than not that the Company will not realize any deferred tax assets and has provided a valuation allowance against the entire balance.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income and Loss

SFAS No. 130, "Accounting for Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities that are accounted for as available-for-sale-securities.

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

NOTE 3 - FINANCINGS

Promissory Notes Payable - Related Party

As of November 4, 2005 (the "Loan Date"), the Pre-Acquisition Eternal Stockholders exchanged, in the aggregate, 100% of the issued and outstanding shares of common stock of Eternal, for (i) limited partnership interests representing 20% of the total partnership interests in each of the Limited Partnerships, and (ii) unsecured promissory notes payable to the Pre-Acquisition Eternal Stockholders in the aggregate principal amount of $2,610,006 (the "LP Notes"), pursuant to Contribution Agreements between the Pre-Acquisition Eternal Stockholders and the Limited Partnerships. In consideration for the Company's ownership of 80% of the total partnership interests of each of the Limited Partnerships, the Company agreed to assume the LP Notes.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 3 - FINANCINGS (Continued)

The interest rate on the LP Notes is 7% per annum. The entire balance of principal and interest of the LP Notes is due and payable on November 4, 2010. The LP Notes may be prepaid without penalty. All payments shall be applied first toward the payment of interest and the balance towards the reduction of principal. As of June 30, 2006, no payments have been made.

NOTE 4 - ESCROW ACCOUNT

As of June 30, 2006, the Company maintained an escrow account with Astoria Federal Mortgage Corp. in the amount of $89,107 for the payment of real estate taxes and property insurance.

NOTE 5 - INVESTMENTS IN TRADING SECURITIES

The Company's investments are comprised of equity securities of publicly traded companies. At June 30, 2006, the investments had an aggregate cost of $1,769,650 and an aggregate market value of $1,954,450, which resulted in a net unrealized gain of $180,800.

NOTE 6 - LOANS PAYABLE

Margin Loan

In June 2006, the Company entered into a margin loan agreement with RCM Prime, a brokerage firm. The margin loan is secured by the assets held by the Company in its brokerage account with RCM Prime. The margin loan bears interest at the Federal funds rate plus 0.125% (5.375% as of June 30, 2006). As of June 30, 2006, $758,653 had been drawn down under this margin loan.

Mortgage

On December 27, 2005, the Company borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp. ("Astoria"), in connection with the refinancing of the Properties, evidenced by eight notes payable (the "Mortgage Notes"). The initial interest rate on the Mortgage Notes, of 5.625%, will remain in effect for eighty four (84) months. Thereafter, the Mortgage Notes bear interest at a rate equal to the five (5) year "Fixed Rate Advance" as determined by the Federal Home Bank of New York, plus two and one half percent (2.5%), rounded to the nearest one-eighth of one percent (0.125%) and the interest rate will be adjusted every sixty (60) months. The loans are repayable in monthly installments of principal and interest (which totals $47,343) due on the first day of each month, commencing February 1, 2006. The principal and interest payments are based on a 360 month amortization. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be due.

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

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6 - LOANS PAYABLE (Continued)

The principal balance at December 31, 2005, as reported by the Company on Form 10-KSB, was $8,224,000. Future annual maturities of the mortgage notes payable as of that date were as follows:

          Fiscal Year        Amount
          -----------        ------
             2006          $   99,011
             2007             113,982
             2008             120,561
             2009             127,521
             2010             134,881
          Thereafter        7,628,044
                           ----------
                           $8,224,000
                           ==========

NOTE 7 - RELATED PARTY TRANSACTIONS

Property Management

The Properties are managed by White Knight Management, LLC ("White Knight"), a related party owned and controlled by David Mladen, the Company's majority stockholder and sole officer and director. Pursuant to an oral agreement between the parties, White Knight collects rent on behalf of the Company and pays the Company's operating expenses. As of June 30, 2006, White Knight owed the Company $32,182. However, the Company has written off such amounts from White Knight as the Company has determined the amounts are not collectable.

Management fees were $31,019 and $33,665 for the six months ended June 30, 2006 and 2005, respectively. The Properties are managed pursuant to an oral agreement, which provides for management fees of approximately 4% of revenues. The Company discontinued this arrangement with White Knight effective July 1, 2006.

Due to Officer/Director

At various times in 2003, 2004, and 2005, David Mladen, the Company's majority stockholder and sole officer and director, made unsecured loans to Eternal Enterprise, Inc., in the aggregate amount of approximately $400,000 with an interest rate of 6% per annum (the "Mladen Loans") due on or before May 10, 2010. In February 2006, the Company paid $325,000 to Mr. Mladen as partial repayment of the Mladen Loans, including accrued interest.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 8 - STOCKHOLDERS' DEFICIT

Liquidated Damages

In connection with David Mladen's purchase of 11,000 shares of the Company's Series A Preferred Stock (the "Preferred Stock"), the Company entered into a Registration Rights Agreement with Mr. Mladen (the "Registration Rights Agreement"), pursuant to which the Company agreed to prepare and, on or prior to the sixtieth (60th) day following the date of such purchase, file with the Securities and Exchange Commission ("SEC") a Resale Registration Statement on Form SB-2 (the "Resale Registration Statement"), to register all of the shares of the Company's Common Stock underlying the Preferred Stock (the "Conversion Shares"). Further, pursuant to the Registration Rights Agreement, the Company is required to use best efforts to (a) have the SEC declare the Resale Registration Statement effective within ninety (90) days after filing the Resale Registration Statement with the SEC (or one hundred and twenty (120) days in the event any comments on the Registration Statement are received from the SEC), and (b) maintain the effectiveness of the Resale Registration Statement until all such common shares have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act of 1933, as amended.

If the Company (i) fails to file the Resale Registration Statement, or (ii) fails to have the Registration Statement declared effective within the required period, or (iii) if effectiveness is not maintained, the Registration Rights Agreement requires the Company to make payments to Mr. Mladen in an aggregate amount equal to two percent (2%) per month of $9,000,000 (assuming the sale of $9,000,000 of the aggregate fair market value of the Conversion Shares) ("Outstanding Principal Amount"), multiplied by the number of months (prorated for partial months) until the failure is cured. As of the date hereof, the Resale Registration Statements has not been filed. As of June 30, 2006, Mr. Mladen has agreed to waive $1,174,000 of liquidated damages due to him, and such amount has been reflected as a contribution of capital as of that date.

The Company accounts for the Registration Rights Agreement as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability in accordance with to SFAS 133. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date, with changes in value recorded as non-operating income (expense). As of June 30, 2006, the liability amounted to $1,374,000, and is included on the balance sheet as a derivative liability.

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

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

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

     o shall be not be reissued after they are reacquired by the Company by reason of repurchase or otherwise, and all such reacquired shares shall be returned to the status of undesignated shares of the Company's Preferred Stock; and

     o shall be adjusted in the event of stock splits, stock combinations, mergers, reorganizations, or other such events.

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

As of June 30, 2006, no shares of the Company's Series B Preferred Stock were issued or outstanding.

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 9 - CONTINGENCIES

Going Concern

The Company has suffered recurring losses from operations and has a net stockholders' deficit of $4,878,017, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to raise capital through a combination of debt and equity financings and to manage cash flows carefully. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements.

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

NOTE 10 - SUBSEQUENT EVENTS

Amendment to Certificate of Designation of Series A Preferred Stock

On July 12, 2006, the Company filed an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (the "Amended Certificate") with the Secretary of State of the State of Oklahoma. Pursuant to the Amended Certificate, each share of the Company's Series A convertible preferred stock is now convertible into one hundred forty-three (143) shares of its common stock. In addition, since the Company's Series A preferred convertible preferred stock and common stock vote together as one class, with the holder of each share of Series A convertible preferred stock entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A convertible preferred stock are convertible, the holders of the Company's Series A convertible preferred stock are now entitled to an aggregate of 1,573,000 votes. As a result, David Mladen, the President and sole director of the Company, now controls approximately 95% of its voting power.

Amendment and Restatement of Articles of Incorporation of Excellency Investment Realty Trust, Inc.

On July 17, 2006, Excellency Investment Realty Trust filed Articles of Amendment and Restatement to its Articles of Incorporation, to, among other things: (a) increase its number of authorized shares of capital stock to 201,000,000, of which 200,000,000 shares are authorized as common stock and 1,000,000 as preferred stock; and (b) increase the number of shares of common stock into which each share of Series A convertible preferred stock is convertible to one hundred forty-three (143).

                     GIFT LIQUIDATORS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 10 - SUBSEQUENT EVENTS (Continued)

Reincorporation by Merger in Maryland

On July 19, 2006, David Mladen, the Company's sole officer and director, and holder of securities representing a majority of the Company's voting power, signed a written consent approving the Company's reincorporation in the State of Maryland by merger into its wholly-owned subsidiary, Excellency Investment Realty Trust, Inc. At the effective time of the reincorporation by merger, one share of Excellency Investment Realty Trust, Inc. common stock will be exchanged for each share of the Company's common stock held as of the record date. In addition, one share of Excellency Investment Realty Trust, Inc. Series A convertible preferred stock will be exchanged for each share of the Company's Series A convertible preferred stock held as of the record date.

As a result of the reincorporation my merger, among other things:

     o The surviving entity will be known as Excellency Investment Realty Trust, Inc.;

     o The title to all of the Company's' property will be vested in the surviving entity, Excellency Investment Realty Trust;

     o Excellency Investment Realty Trust will have all of the liabilities of the Company;

     o The capitalization of Excellency Investment Realty Trust will be the same as the Company's capitalization immediately prior to the merger, except that the surviving entity will be authorized to issue up to 200,000,000 million shares of common stock;

     o Corporate actions of the surviving entity will be governed by the Maryland Corporations and Associations Law and by Excellency Investment Realty Trust's Articles of Amendment and Restatement of Articles of Incorporation and bylaws; and

     o David Mladen will continue to serve as the sole officer and director of Excellency Investment Realty Trust.

The reincorporation by merger will be effective as soon as practicable, but in no event sooner than twenty (20) days from the date of mailing of the Definitive Information Statement to the stockholders of the Company. In practice, the soonest the transaction can take effect is on or about September 10, 2006.

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

     o Our inability to derive sufficient revenues from our operations, or obtain financing when needed, would have a material adverse effect on our company, requiring us to curtail or cease operations; and

     o Additional factors as discussed in Item 1 of our Annual Report, under the heading of "Risk Factors."

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

On September 4, 1963, we were incorporated in the State of Oklahoma as Dorsett Educational Systems, Inc. On December 20, 2002, we changed our name to Gift Liquidators, Inc. Since that time, and prior to the sale of all of our gift and novelty inventory in September 2005, our core business involved the wholesale distribution of a diverse line of gift and novelty products acquired in closeouts from gift developers and distributors.

As of September 28, 2005 (the "Closing Date"), we entered into a Preferred Stock Purchase Agreement with David Mladen (the "Preferred Stock Purchase Agreement"), pursuant to which Mr. Mladen purchased 11,000 shares of our Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), for an aggregate purchase price of $10,000 (the "Preferred Stock Purchase Transaction"). As of the Closing Date, each share of our Series A Preferred Stock was convertible at any time, at the holder's option, into 5 shares of our common stock, $0.01 par value per share ("Common Stock"), subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

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

As of November 4, 2005, the pre-acquisition stockholders of Eternal (the "Pre-Acquisition Eternal Stockholders") exchanged, in the aggregate, 100% of the issued and outstanding shares of common stock of Eternal, for (i) limited partnership interests representing 20% of the total partnership interests of each of the Limited Partnerships, and (b) promissory notes in the aggregate principal amount of $2,610,006 (the "LP Notes"), pursuant to Contribution Agreements between the Pre-Acquisition Eternal Stockholders and the Limited Partnerships (the "Eternal Acquisition"). As a result, the shares of common stock of Eternal are now 100% owned, in the aggregate, by the Limited Partnerships.

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

Related Party Transactions

The Properties are managed by White Knight Management, LLC, a party owned and controlled by David Mladen, the Company's majority stockholder and sole officer and director. The Properties are managed pursuant to oral agreements which provide for management fees of approximately 4% of revenues. Management fees were $14,850, 16,968 for the three months ended March 31, 2006 and 2005, respectively, and $31,019 and $33,665 for the six month ended June 30, 2006 and 2005, respectively. The Company discontinued this arrangement with White Knight effective July 1, 2006.

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

Increased Income And Dividends Due To Healthy U.S. Economy
----------------------------------------------------------

Generally, healthy employment in a particular market area enables apartment owners to increase rents charged to tenants. As employment across the locations in which we own apartment buildings continues to improve and stabilize, apartment owners in these locations should be able to increase rents ahead of expenses, which should increase the revenue we receive from our apartment buildings. As a result, the amount of cash available for distribution to our stockholders should increase. However, our actual results of operations and, accordingly, cash available for dividends, will be affected by a number of factors, including the revenue we receive from our Properties, our operating expenses, our debt obligations, interest expense, the ability of our residents to meet their obligations, and unanticipated expenditures.

Liquidity and Capital Resources

We have suffered recurring losses from operations and have a net stockholders' deficit of $4,878,017, all of which raise substantial doubt about our ability to continue as a going concern. Management plans to raise capital through a combination of debt and equity financings and to manage cash flows carefully. However, we have no assurance that sufficient cash flow will be generated in the future to meet our operating requirements.

We expect that the rental income we receive from tenants of our Properties will be our primary source of funds going forward. In order to acquire additional apartment properties, and, if necessary, to fund our operations, we may determine to take out additional loans from financial institutions or raise funds from one or a combination of debt offerings and equity offerings.

Our cash and cash equivalents balance was $1,389,602 at June 30, 2006. All cash and cash equivalents are held in money market or checking accounts.

Mortgage Notes Payable to Astoria Federal Mortgage Corp.

As a result of the Eternal Acquisition, we are the owner of eight Properties, all in the metropolitan Hartford, Connecticut area.

As of December 27, 2005, we borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp., in connection with the refinancing of the Properties, evidenced by eight notes payable (the "Mortgage Notes"). The initial interest rate on the Mortgage Notes, of 5.625%, will remain in effect for 84 months. Thereafter, the Mortgage Notes bear interest at a rate equal to the five (5) year "Fixed Rate Advance" as determined by the Federal Home Bank of New York, plus 2.500%, rounded to the nearest one-eighth of one percent (0.125%) and adjusted every sixty (60) months. The loans are repayable in monthly installments of principal and interest, due on the first day of each month, commencing February 1, 2006. The principal and interest payments are based on a 360 month amortization. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be payable. The Mortgage Notes are secured against each respective Property. David Mladen, our majority stockholder, and sole officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan.

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

If we (i) fail to file the Resale Registration Statement, or (ii) fail to have the Registration Statement declared effective within the required period, or
(iii) if effectiveness is not maintained, the Registration Rights Agreement requires us to make payments to Mr. Mladen in an aggregate amount equal to two percent (2%) per month of $9,000,000 (assuming the sale of $9,000,000 of the aggregate fair market value of the Conversion Shares) ("Outstanding Principal Amount"), multiplied by the number of months (prorated for partial months) until the failure is cured. As of June 30, 2006, the Resale Registration Statement had not been filed. As of the date hereof, the Resale Registration Statements has still not been filed. As of June 30, 2006, Mr. Mladen has agreed to waive approximately $1,174,000 of Liquidated Damages due to him, and such amount has been reflected as a capital contribution as of that date.

We account for the Registration Rights Agreement as a separate freestanding instrument and account for the liquidated damages provision as a derivative liability subject to SFAS 133. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date, with changes in value recorded as non-operating income or expense. As of June 30, 2006, the liability amounted to approximately $1,374,000, and is included on the balance sheet as a derivative liability.

Results of Operations

As of June 30, 2006, we owned interests in eight (8) residential real estate properties consisting of 273 units. The table below lists the location of our Properties, the number and type of units in each Property, the range of rents, and the vacancies of these Properties as of June 30, 2006.

Details on the properties are as follows:

-----------------------------------------------------------------------------------------
                                     Number and
Location                           Type of Units              Rent Range        Vacancies
-----------------------------------------------------------------------------------------
154-60A Collins Street         41 units:                                            3
Hartford, CT                   3 three-bedroom                $750
                               1 one-and a-half-bedroom       $650
                               37 one-bedroom                 $600
-----------------------------------------------------------------------------------------
21 Evergreen Avenue            24 units:                                            1
Hartford, CT                   18 one-bedroom                 $625 - $650
                               6 studios                      $500 - $550
-----------------------------------------------------------------------------------------
243 & 255 Laurel Street        34 units:                                            2
Hartford, CT                   4 two-bedroom                  $725 - $775
                               30 one-bedroom                 $600 - $625
-----------------------------------------------------------------------------------------
252 Laurel Street              21 units:                                            0
Hartford, CT                   2 two-bedroom                  $750
                               16 one-bedroom                 $625
                               3 studios                      $450 - $475
-----------------------------------------------------------------------------------------
270 Laurel Street              77 units:                                            3
Hartford, CT                   1 two-bedroom                  $825
                               3 one-bedroom                  $650
                               73 studios                     $500 - $550
-----------------------------------------------------------------------------------------
360 Laurel Street              18 units:                                            1
Hartford, CT                   3 two-bedroom                  $650 - $700
                               15 one-bedroom                 $600 - $625
-----------------------------------------------------------------------------------------
117-141 S. Marshall Street     42 units:                                            5
Hartford, CT                   36 two bedroom                 $700 - $725
                               6 one-bedroom                  $600 - $625
-----------------------------------------------------------------------------------------
56 Webster Street              16 units:                                            0
Hartford, CT                   10 one-bedroom                 $500
                               6 studios                      $400
-----------------------------------------------------------------------------------------

Comparison of Operations for the Three-Month Period Ended June 30, 2006 to the Three-Month Period Ended June 30, 2005

The following summarizes changes in our operations for the three-month periods ended June 30, 2006 and 2005. Our net loss for the three-month period ended June 30, 2006, was $31,312. For the three-month period ended June 30, 2005, we had a net loss of $81,267. The primary reason for this decrease in our net loss was unrealized gains on investments during 2006, which are partially offset by the increase in professional fees incurred in connection with the Eternal Acquisition and related regulatory filings.

Rental Revenue

Revenues decreased approximately $52,961, from $424,207 in the three-month period ended June 30, 2005 to $371,246 in the three-month period ended June 30, 2006, or approximately 12.5%, as a result of decreased occupancy rates.

Property Operating Costs

Property operating costs increased approximately $52,248, from $150,792 in the three-month period ended June 30, 2005 to $203,040 in the three-month period ended June 30, 2006, or approximately 34.6%. The increase was primarily related to increased costs for heat and other utilities.

General and Administrative

General and administrative expense decreased approximately $19,997, from $207,326 in the three-month period ended June 30, 2005 to $187,329 in the three-month period ended June 30, 2006, or approximately 9.6%. The decrease was due to increased professional fees incurred in connection with the Eternal Acquisition and related regulatory filings, offset by the reduction in the reserve of the related party receivable with White Knight Management, LLC.

Interest Expense

Interest expense increased approximately $71,811, from $90,931 in the three-month period ended June 30, 2005 to $162,742 in the three-month period ended June 30, 2006, or 79.0%. The increase was primarily related to interest on the promissory notes and the increased borrowings under the mortgage notes payable.

Comparison of Operations for the Six-Month Period Ended June 30, 2006 to the Six-Month Period Ended June 30, 2005

The following summarizes changes in our operations for the six-month periods ended June 30, 2006 and 2005. Our net loss for the six-month period ended June 30, 2006, was $318,175. For the three-month period ended June 30, 2005, we had a net loss of $188,008. The primary reason for this increase in our net loss, was the increase in professional fees incurred in connection with the Eternal Acquisition and related regulatory filings.

Rental Revenue

Revenues decreased approximately $69,156, from $841,621 in the six-month period ended June 30, 2005 to $772,464 in the six-month period ended June 30, 2006, or approximately 8.2%, as a result of decreased occupancy rates.

Property Operating Costs

Property operating costs increased approximately $69,394, from $410,388 in the six-month period ended June 30, 2005 to $479,782 in the six-month period ended June 30, 2006, or approximately 16.9%. The increase was primarily related to increased costs for heat and other utilities.

General and Administrative

General and administrative expense increased approximately $119,843, from $331,831 in the six-month period ended June 30, 2005 to $451,673 in the six-month period ended June 30, 2006, or approximately 36.1%. The decrease was due to increased professional fees incurred in connection with the Eternal Acquisition and related regulatory filings, offset by the reduction in the reserve of the related party receivable with White Knight Management, LLC.

Interest Expense

Interest expense increased approximately $117,319 from $174,831 in the six-month period ended June 30, 2005 to $292,150 in the three-month period ended June 30, 2006, or 67.1%. The increase was primarily related to interest on the promissory notes and the increased borrowings under the mortgage notes payable.

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

Our management intends to engage in remediation efforts to address the material weaknesses identified in our disclosure controls and procedures. These remediation efforts will be designed to address the material weaknesses identified by management and to improve and strengthen our overall control environment. The Company plans to:

     o Establish procedures to improve its review of related party transactions and processing of non-accounting documentation;

     o Keep its books and records and bank accounts separate from related parties;

     o Hire certain staff members including a Chief Financial Officer, or person performing similar functions, to help develop and implement controls to ensure timely and accurate completion of accounting and reporting tasks;

     o Document and improve controls over routine and systematic transactions;

     o    Aggressively seek candidates for independent directorships; and

     o Develop controls related to the initiation and processing of non-routine and non-systematic transactions including those resulting from the adoption and implementation of new accounting pronouncements.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

During the three-month period ended June 30, 2006, and subsequent period through the date hereof, we were not a party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours, or owner of record of more than 5% of our common stock is a party adverse to us, or has a material interest adverse to us in any legal proceeding.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended June 30, 2006, and subsequent period through the date hereof, we did not issue any unregistered securities.

Item 3.  Defaults Upon Senior Securities.

In the three-month period ended June 30, 2006, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the three-month period ended June 30, 2006, or subsequent period through the date hereof, except that, as of July 19, 2006, upon the recommendation of our board of directors, David Mladen, our sole officer and director, and a holder of our Common Stock and Series A Preferred Stock representing more than a majority of our voting power, signed a written consent approving our reincorporation in the State of Maryland by means of our merger with and into Excellency Investment Realty Trust, Inc., our wholly-owned Maryland subsidiary.

Our merger with Excellency Investment Realty Trust, including our resulting reincorporation, will become effective at the later to occur of our filing of a Certificate of Ownership and Merger with the Secretary of State of the State of Oklahoma, pursuant to Section 18-1082 of the Oklahoma General Corporations Act, and Articles of Merger with the Maryland State Department of Assessments and Taxation, pursuant to Section 3-107 of the Maryland Corporations and Associations Law. We anticipate that the reincorporation by merger will become effective as soon as practicable, but in no event sooner than twenty days after our mailing of a Definitive Information Statement to our stockholders.

At the effective time of the merger, each share of our issued and outstanding common stock will be converted into one share of Excellency Investment Realty Trust's common stock and each share of our Series A Preferred Stock will be converted into one share of Excellency Investment Realty Trust's Series A Preferred Stock. As a result of this reincorporation by merger:

     o The surviving entity will be known as Excellency Investment Realty Trust, Inc.;

     o The title to all our property will be vested in the surviving entity, Excellency Investment Realty Trust;

     o    Excellency Investment Realty Trust will assume all of our liabilities;

     o The capitalization of Excellency Investment Realty Trust will be the same as our capitalization immediately prior to the merger, except that the surviving entity will be authorized to issue up to 200,000,000 million shares of common stock;

     o Corporate actions of the surviving entity will be governed by the Maryland Corporations and Associations Law and by Excellency Investment Realty Trust's Articles of Amendment and Restatement of Articles of Incorporation and bylaws; and

     o David Mladen, our sole officer and director will continue to serve as the sole officer and director of Excellency Investment Realty Trust.

While the reincorporation by merger will result in changes to our state of incorporation and name, as well as the other changes listed above, it will not result in any material changes to our business, management, assets, liabilities or net worth.

Item 5.  Other Information.

On July 12, 2006, we filed an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (the "Amended Certificate") with the Secretary of State of the State of Oklahoma. Pursuant to the Amended Certificate, each share of our Series A Preferred Stock is now convertible into one hundred forty-three (143) shares of our common stock. In addition, since our Series A Preferred Stock and Common Stock vote together as one class, with the holder of each share of Series A Preferred Stock entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Series A Preferred Stock are convertible, the holders of our Series A Preferred Stock are now entitled to an aggregate of 1,573,000 votes. As a result, David Mladen, our sole officer and director, now controls approximately 95% of our voting power.

Item 6.  Exhibits.

  Exhibit No.                     Description of Exhibit
  -----------                     ----------------------

     2.1 Agreement and Plan of Merger between Gift Liquidators, Inc. and Excellency Investment Realty Trust, Inc., dated July 19, 2006 (4)

     3.1 Articles of Amendment and Restatement of Articles of Incorporation of Excellency Investment Realty Trust, Inc.
               (4)

     3.2       Bylaws of Excellency Investment Realty Trust, Inc. (4)

     4.1 Amended and Restated Certificate of Designation of Series A Preferred Stock (1)

     10.1 Preferred Stock Purchase Agreement, between the Company and David Mladen, dated September 29, 2005 (2)

     10.2 Registration Rights Agreement, between the Company and David Mladen, dated September 29, 2005 (2)

     10.3 Asset Sale Agreement, between the Company and Laid Back Enterprises Inc., dated September 29, 2005 (2)

     10.4      Form of Contribution Agreement (3)

     10.5      Form of Limited Partnership Agreement (3)

     31.1      Certification pursuant to Section 13a-14(a) (4)

     32.1      Certification pursuant to Section 1350 (4)
____________________________


(1) Incorporated by reference from our Current Report on Form 8-K, dated July 18, 2006
(2) Incorporated by reference from our Current Report on Form 8-K, dated September 29, 2005
(3) Incorporated by reference from our amended Current Report on Form 8-K/A, dated November 4, 2005
(4)    Filed herewith

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GIFT LIQUIDATORS, INC.



Date: August 21, 2006                   By: /s/ David Mladen
     -----------------                     -------------------------------------
                                            David Mladen
                                            Chief Executive Officer and Director
                                            (Principal Executive, Financial and
                                            Accounting Officer and Authorized
                                            Signatory)

                                  EXHIBIT INDEX
                                  -------------

  Exhibit No.                     Description of Exhibit
  -----------                     ----------------------

     2.1 Agreement and Plan of Merger between Gift Liquidators, Inc. and Excellency Investment Realty Trust, Inc., dated July 19, 2006 (4)

     3.1 Articles of Amendment and Restatement of Articles of Incorporation of Excellency Investment Realty Trust, Inc.
               (4)

     3.2       Bylaws of Excellency Investment Realty Trust, Inc. (4)

     4.1 Amended and Restated Certificate of Designation of Series A Preferred Stock (1)

     10.1 Preferred Stock Purchase Agreement, between the Company and David Mladen, dated September 29, 2005 (2)

     10.2 Registration Rights Agreement, between the Company and David Mladen, dated September 29, 2005 (2)

     10.3 Asset Sale Agreement, between the Company and Laid Back Enterprises Inc., dated September 29, 2005 (2)

     10.4      Form of Contribution Agreement (3)

     10.5      Form of Limited Partnership Agreement (3)

     31.1      Certification pursuant to Section 13a-14(a) (4)

     32.1      Certification pursuant to Section 1350 (4)
____________________________


(1) Incorporated by reference from our Current Report on Form 8-K, dated July 18, 2006
(2) Incorporated by reference from our Current Report on Form 8-K, dated September 29, 2005
(3) Incorporated by reference from our amended Current Report on Form 8-K/A, dated November 4, 2005
(4)    Filed herewith