Form 10QSB
period 2006-09-30
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2006-11-20
CIK 1286218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended  September 30, 2006
                                                             ------------------


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           For the transition period from _________ to _________

                                                Commission file number 000-50675
                                                                       ---------

                    EXCELLENCY INVESTMENT REALTY TRUST, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter

             Maryland                                    73-0731559
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 20, 2006, the issuer had 43,618,537 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):       Yes [ ]  No [X]

                    EXCELLENCY INVESTMENT REALTY TRUST, INC.
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                      INDEX
                                      -----

                                                                                                    Page No.
                                                                                                    --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ........................................................................   3

         Condensed Consolidated Balance Sheet as of September 30, 2006 (Unaudited) ...................   3

         Condensed Consolidated Statements of Operations and Accumulated Deficit for
              the Three and Nine Months ended September 30, 2006 and 2005 (Unaudited) ................   4

         Condensed Consolidated Statements of Cash Flows for the Nine Months ended
              June 30, 2006 and 2005 (Unaudited) .....................................................   5

         Notes to Condensed Consolidated Financial Statements ........................................   6

Item 2.  Management's Discussion and Analysis or Plan of Operation ...................................  23

Item 3.  Controls and Procedures .....................................................................  32


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................................................  34

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .................................  34

Item 3.  Defaults Upon Senior Securities .............................................................  35

Item 4.  Submission of Matters to a Vote of Security Holders .........................................  35

Item 5.  Other Information ...........................................................................  36

Item 6.  Exhibits ....................................................................................  38


SIGNATURES ...........................................................................................  39

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                                       ASSETS
Real Estate:
Land                                                                                            $    811,402
Buildings and Improvements                                                                         5,161,310
                                                                                                ------------
                                                                                                   5,972,712
Less:  accumulated depreciation and amortization                                                   1,100,832
                                                                                                ------------
                                                                                                   4,871,880

Cash and cash equivalents                                                                          1,640,992
Accounts receivable-tenants, net of allowance for doubtful accounts of $56,217                        14,047
Deferred financing costs, net of accumulated amortization of $10,734                                 166,787
Escrow account                                                                                        40,227
Investments in trading securities                                                                    137,045
Other assets                                                                                           6,765
                                                                                                ------------
                                                                                                $  6,877,743
                                                                                                ============
                                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Mortgage notes payable                                                                          $  8,152,499
Promissory notes payable-related party                                                             2,610,006
Security deposits                                                                                     93,707
Accounts payable and accrued expenses                                                                372,784
Due to officer/director                                                                              132,900
Derivatives at fair value                                                                            864,000
                                                                                                ------------
                                                                                                  12,225,896
                                                                                                ------------
Commitments and contingencies

Stockholders' Deficit:

Series A Convertible Preferred Stock, par value $0.01, 11,000 shares authorized, 11,000
     issued and outstanding.  Aggregate liquidation preference of $10,010 ($0.91 per share)              110
Series B Preferred Stock, par value $0.01, 20,000
     shares authorized, 0 shares issued and outstanding                                                    -
Series C Convertible Preferred Stock, par value $0.01,
     to be issued (43,500 shares)                                                                    540,000
Common stock, par value $0.01, 24,000,000 shares authorized, 118,537 issued and
     outstanding                                                                                       1,185
Additional paid-in capital                                                                         1,174,000
Accumulated deficit                                                                               (7,063,448)
                                                                                                ------------
                                                                                                  (5,348,153)
                                                                                                ------------
                                                                                                $  6,877,743
                                                                                                ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                          For the                             For the
                                                     Three Months Ended                  Nine Months Ended
                                                     ------------------                  -----------------
                                             September 30,      September 30,      September 30,      September 30,
                                                 2006               2005               2006               2005
                                                 ----               ----               ----               ----
Rental Revenue                                $   381,132        $   412,795        $ 1,153,596        $ 1,254,416
                                              -----------        -----------        -----------        -----------

Operating expenses:

   Property operating costs                       260,838            123,701            740,620            544,669

   General and administrative expenses            400,460                  -           852,133            321,251

   Depreciation and amortization                   38,811             39,460            114,513            118,374

   Management fee-related party                         -             12,992             31,019             46,657
                                              -----------        -----------        -----------        -----------

Total operating expenses                          700,109            176,153          1,738,285          1,030,951
                                              -----------        -----------        -----------        -----------

Operating (loss) income                          (318,977)           236,642           (584,689)           223,465
                                              -----------        -----------        -----------        -----------

Non operating income (expense):

   Interest expense                              (166,695)           (84,221)          (458,846)          (259,052)

   Other income                                    22,471                  -             61,386                  -

   Realized loss from sales of trading           (305,915)                 -           (315,943)                 -
     securities

   Net unrealized loss on trading
     securities                                  (211,019)                 -            (30,219)                 -

   (Loss) Gain on fair value adjustment
     to derivatives                               (30,000)                 -                  -                  -
                                              -----------        -----------        -----------        -----------

Total non operating expense                      (691,158)           (84,221)          (743,622)          (259,052)
                                              -----------        -----------        -----------        -----------

Net (loss) income                             $(1,010,135)       $   152,421         (1,328,311)       $   (35,587)
                                              ===========        ===========                           ===========

Accumulated deficit - beginning of
 period                                                                              (5,735,137)
                                                                                     ----------

Accumulated deficit - end of period                                                 $(7,063,448)
                                                                                    ===========

(Loss) Earnings per share - basic and
 diluted                                      $     (8.52)       $      1.29        $    (11.21)       $     (0.30)
                                              ===========        ===========        ===========        ===========


Weighted average common shares
 outstanding - basic and diluted                  118,537            118,537            118,537            118,537
                                              ===========        ===========        ===========        ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            For the Nine Months Ended
                                                                                         -------------------------------
                                                                                         September 30,     September 30,
                                                                                             2006              2005
                                                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                  $ (1,328,311)     $    (35,587)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Gain on sale of securities                                                            315,943
         Depreciation and amortization                                                         114,515           118,374
         Provision for doubtful accounts                                                        45,902                 -
         Net unrealized loss on trading securities                                              30,219                 -
         Net purchases of trading securities                                                  (483,206)                -

Changes in operating assets and liabilities:
         Accounts receivable - tenants                                                         (19,064)           33,869
         Other receivables                                                                     152,621
         Escrow                                                                                 59,463            26,074
         Other assets                                                                           15,682                 -
         Security deposits                                                                      11,903             4,850
         Accounts payable and accrued expenses                                                 207,806          (115,074)
                                                                                          ------------      ------------

              Net cash (used in) provided by operating activities                             (876,527)           32,506
                                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of fixed assets                                                               (7,200)                -
                                                                                          ------------      ------------


              Net cash used in investing activities                                             (7,200)                -
                                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from officer/director                                                         15,691                 -
         Repayments to officer/director                                                       (325,000)                -
         Repayment of mortgage notes payable                                                   (71,501)          (49,673)
                                                                                          ------------      ------------

              Net cash used in financing activities                                           (380,810)          (49,673)
                                                                                          ------------      ------------

Decrease in cash and cash equivalents                                                       (1,264,537)          (17,167)

Cash and cash equivalents - beginning of period                                              2,905,529            25,681
                                                                                          ------------      ------------

Cash and cash equivalents - end of period                                                 $  1,640,992      $      8,514
                                                                                          ============      ============


Cash paid during the period during the period for interest                                $    311,567      $          -
                                                                                          ============      ============

Non-cash transactions

Contributions of capital for waived liquidated damages related to derivative liability    $  1,174,000      $          -
                                                                                          ============      ============

Series C Convertible Preferred Stock to be issued in consideration for waived
     liquidated damages                                                                   $    540,000      $          -
                                                                                          ============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

Company Background

Excellency Investment Realty Trust, Inc. (formerly known as Gift Liquidators Inc.) and its predecessor companies were originally incorporated in 1963 as Dorsett Educational Systems, Inc. ("Dorsett"). From 1963 through the mid-1980's, Dorsett was in the business of developing and marketing educational material. During that same period, the stock of Dorsett was publicly traded.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

As of September 28, 2005 (the "Closing Date"), the Company entered into a Preferred Stock Purchase Agreement with David Mladen, pursuant to which Mr. Mladen purchased 11,000 shares of the Company's Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), for an aggregate purchase price of $10,000 (the "Preferred Stock Purchase Transaction"). Prior to an amendment to the Company's Certificate of Designation of Series A Convertible Preferred Stock, each share of the Company's Series A Preferred Stock was convertible at any time, at the holder's option, into 5 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

Merger

Eternal Enterprise, Inc. ("Eternal") was incorporated in the State of Connecticut on June 18, 1997. Eternal is in the business of acquiring, developing, holding for investment, operating and selling residential real estate properties in the United States. Eternal owns the following residential apartment buildings (collectively, the "Properties"):

        o       154-160A Collins Street, Hartford, CT;
        o       21 Evergreen Avenue, Hartford, CT;
        o       243 & 255 Laurel Street, Hartford, CT;
        o       252 Laurel Street, Hartford CT;
        o       270 Laurel Street, Hartford, CT;
        o       360 Laurel Street, Hartford, CT;
        o       117-145 S. Marshall Street, Hartford, CT; and
        o       56 Webster Street, Hartford, CT.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

The Company's condensed financial statement as of and for the nine months ended September 30, 2006, have been restated to give retroactive effect to the Reverse Merger.

Reincorporation by Merger in Maryland

On May 10, 2006, the Company formed a new wholly-owned subsidiary, Excellency Investment Realty Trust, Inc., in the State of Maryland (the "Maryland Subsidiary"). The Articles of Incorporation of the Maryland Subsidiary authorized 25,000,000 shares of capital stock, of which 24,000,000 shares were authorized as common stock, $0.01 par value per share, and 1,000,000 were authorized as preferred stock, $0.01 par value per share.

On July 17, 2006, the Maryland Subsidiary filed Articles of Amendment and Restatement to its Articles of Incorporation, to, among other things: (a) increase its number of authorized shares of capital stock to 201,000,000, of which 200,000,000 shares are authorized as common stock and 1,000,000 as preferred stock; and (b) increase the number of shares of common stock into which each share of Series A convertible preferred stock is convertible to one hundred forty-three (143).

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

On September 20, 2006, the Company reincorporated in the State of Maryland by virtue of its merger with and into the Maryland Subsidiary (the "Reincorporation by Merger"). The Reincorporation by Merger was consummated pursuant to an Agreement and Plan of Merger by and between the Company and the Maryland Subsidiary, dated July 19, 2006.

As a result of the Reincorporation by Merger, among other things:

        o The surviving company and successor filer is known as Excellency Investment Realty Trust, Inc.;

        o Each share of the Company's issued and outstanding common stock and preferred stock was converted into one share of the Maryland Subsidiary's common stock and preferred stock, respectively;

        o The title to all of the Company's property automatically vested in the Maryland Subsidiary;

        o The Maryland Subsidiary assumed all of the Company's liabilities;

        o Corporate actions of the surviving entity are now governed by the Maryland Corporations and Associations Law and by the Maryland Subsidiary's Articles of Amendment and Restatement of Articles of Incorporation and Bylaws;

        o David Mladen, the Company's sole officer and director, continued to serve as the sole officer and director of the surviving entity;

        o The trading symbol for the surviving entity's common stock, which is quoted on the over-the-counter bulletin board of the National Association of Securities Dealers, was changed to "EIVR"; and

        o The total number of shares of stock which the surviving entity is authorized to issue has increased to 201,000,000 shares, of which 200,000,000 shares are common stock, $0.01 par value per share and 1,000,000 are preferred stock, par value $0.01.

While the Reincorporation by Merger resulted in changes to the Company's name and state of incorporation, as well as the other changes listed above, it did not result in any material changes to its business, management, assets, liabilities or net worth.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through September 30, 2006. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. In the Company's opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results for the interim periods ended September 30, 2006 and 2005. The results of operations for such periods are not necessarily indicative of the results that may be expected for the full year or any future period.

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

Certain amounts in the September 30, 2005 condensed consolidated financial statements have been reclassified to conform to the September 30, 2006 presentation.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate

Real estate is stated at cost. The Company's real estate has been pledged as security for various mortgage notes payable.

Depreciation

Buildings are depreciated using the straight line method over an estimated useful life of 40 years. Building improvements are depreciated using the straight line method over their estimated service lives, as determined by management, generally between 5 and 15 years. Depreciation expense for the three and nine months ended September 30, 2006 and 2005 was $35,233, $33,688, $103,779, and $101,058, respectively.

Cash and Cash Equivalents

All highly liquid investments with an original maturities of three months or less are considered to be cash equivalents. The Company maintains its cash accounts with various financial institutions.

Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of September 30, 2006, the uninsured portion of cash balances held at such financial institutions was $1,550,372.

Investments in Securities

The Company accounts for its investments in securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings (see Note 5), and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date. At September 30, 2006, all investments are classified as trading securities.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and due to officer/director at September 30, 2006, approximate their fair value because of their relatively short maturities.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Financing Costs

Deferred financing costs include fees and costs to obtain the Company's mortgages and other notes payable. These costs are amortized over the terms of the respective loans. Amortization expense for the three and nine months ended September 30, 2006 and 2005 was $3,578, $5,772, $10,734, and $11,544,
respectively.

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

Loss Per Share

Loss per share is calculated based on the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock were not included in the computation of diluted loss per share because to do so would have been anti-dilutive.

For the three and nine months ended September 30, 2006 and 2005, respectively, 1,573,000 and 55,000 of common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive

Income Taxes

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of September 30, 2006, the Company has concluded that it is more likely than not that the Company will not realize any deferred tax assets and has provided a valuation allowance against the entire balance.

Comprehensive Income and Loss

SFAS No. 130, "Accounting for Comprehensive Income," establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities that are accounted for as available-for-sale securities.

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

         EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

The interest rate on the LP Notes is 7% per annum. The entire balance of principal and interest of the LP Notes is due and payable on November 4, 2010. The LP Notes may be prepaid without penalty. All payments shall be applied first toward the payment of interest and the balance towards the reduction of principal. As of September 30, 2006, no payments have been made.

         EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - FINANCINGS (Continued)

Equity Line

On August 29, 2006, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, L.P. (the "Investor"), pursuant to which the Investor committed to purchase up to $25,000,000 of the Company's common stock over the course of thirty six (36) months. The amount that the Company shall be entitled to request from each purchase ("Puts") shall be equal to, at the Company's election, either (i) $250,000, or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the 10 trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by the Company. The purchase price shall be set at 93% of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the 5 consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, the Company shall not be entitled to deliver another put notice. Further, the Company shall reserve the right to withdraw that portion of the Put that is below 90% of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice. As of September 30, 2006, the Company had not raised any funds under this Investment Agreement.

In connection with the Investment Agreement, the Company paid the Investor a due diligence fee of $15,000.

NOTE 4 - ESCROW ACCOUNT

As of September 30, 2006, the Company maintained an escrow account with Astoria Federal Mortgage Corp. in the amount of $40,227 for the payment of real estate taxes and property insurance.

NOTE 5 - INVESTMENTS IN TRADING SECURITIES

The Company's investments are comprised of equity securities of publicly traded companies. At September 30, 2006, the investments had an aggregate cost of $167,264 and an aggregate market value of $137,045, which resulted in a net unrealized loss of $30,219.

         EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - LOANS PAYABLE

Mortgage

On December 27, 2005, the Company borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp. ("Astoria"), in connection with the refinancing of the Properties, evidenced by eight notes payable (the "Mortgage Notes"). The initial interest rate on the Mortgage Notes, of 5.625%, will remain in effect for eighty four (84) months. Thereafter, the Mortgage Notes bear interest at a rate equal to the five (5) year "Fixed Rate Advance" as determined by the Federal Home Bank of New York, plus two and one half percent (2.5%), rounded to the nearest one-eighth of one percent (0.125%) and the interest rate will be adjusted every sixty (60) months. The loans are repayable in monthly installments of principal and interest (which total $47,343), due on the first day of each month, commencing February 1, 2006. The principal and interest payments are based on a 360 month amortization. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be due.

The Mortgage Notes are collateralized by each respective Property. David Mladen, the Company's majority stockholder, and sole officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. The Company incurred approximately $178,000 of deferred financing costs related to these loans, which will be amortized over the life of the mortgage notes payable (twelve years). There was no amortization expense for the year ended December 31, 2005.

The principal balance at December 31, 2005, as reported by the Company on Form 10-KSB, was $8,224,000 ($8,152,499 as of September 30,2006). Future annual maturities of the mortgage notes payable as of December 31, 2005 were as follows:

         Fiscal Year            Amount
         -----------            ------
            2006             $     99,011
            2007                  113,982
            2008                  120,561
            2009                  127,521
            2010                  134,881
         Thereafter             7,628,044
                             ------------
                             $  8,224,000
                             ============

NOTE 7 - RELATED PARTY TRANSACTIONS

Property Management

Until June 30, 2006, properties were managed by White Knight Management, LLC ("White Knight"), a related party owned and controlled by David Mladen, the Company's sole officer and director. Pursuant to an oral agreement between the parties, White Knight collected the rent on behalf of the Company and paid the Company's operating expenses.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

Management fees were $-0- and $12,992 and $31,019 and $46,657 for the three and nine months ended September 30, 2006 and 2005, respectively. The Properties were managed pursuant to an oral agreement, which provides for management fees of approximately 4% of revenues. The Company discontinued this arrangement with White Knight effective July 1, 2006, and the Properties are now managed by the Company.

Due to Officer/Director

At various times in 2003, 2004, and 2005, David Mladen, the Company's majority stockholder and sole officer and director, made unsecured loans to Eternal Enterprise, Inc., in the aggregate amount of approximately $400,000 with an interest rate of 6% per annum (the "Mladen Loans") due on or before May 10, 2010. In February 2006, the Company paid $325,000 to Mr. Mladen as partial repayment of the Mladen Loans, including accrued interest. The remaining balance due to the officer/director, as of September 30, 2006, was $132,900.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

If the Company (i) fails to file the Resale Registration Statement, or (ii) fails to have the Registration Statement declared effective within the required period, or (iii) if effectiveness is not maintained, the Registration Rights Agreement requires the Company to make payments to Mr. Mladen in an aggregate amount equal to two percent (2%) per month of $9,000,000 (assuming the sale of $9,000,000 of the aggregate fair market value of the Conversion Shares) ("Outstanding Principal Amount"), multiplied by the number of months (prorated for partial months) until the failure is cured. As of the date hereof, the Resale Registration Statements has not been filed. As of June 30, 2006, Mr. Mladen agreed to waive $1,174,000 of liquidated damages due to him, and such amount was accounted for as a contribution of capital as of that date. On October 24, 2006, Mr. Mladen agreed to additionally waive an aggregate of $720,000 in liquidated damages, for the period between July 1, 2006 and October 31, 2006 (see Note 10). As of September 30, 2006, $540,000 of these liquidated damages have been recorded as preferred stock to be issued (see Note 10).

The Company accounts for the Registration Rights Agreement as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability in accordance with to SFAS 133. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date, with changes in value recorded as non-operating income (expense). As of September 30, 2006, the liability amounted to $864,000, and is included on the balance sheet as a derivative liability.

Series A Preferred Stock

As of September 28, 2005, the Company filed a Certificate of Designation of Series A Convertible Preferred Stock (the "Series A Certificate of Designation") with the Secretary of State of the State of Oklahoma, designating a Series of 11,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"). Pursuant to the Series A Certificate of Designation, as amended on July 12, 2006, holders of the Company's Series A Preferred Stock:

        o shall be entitled to cast one hundred forty three (143) votes per share of Series A Preferred Stock upon all matters submitted to a vote of the holders of the Company's Common Stock;

        o shall be entitled to receive dividends when and as declared by the Company's Board of Directors; and

        o shall be entitled to convert each of their shares of Series A Preferred Stock into one hundred forty three (143) shares of the Company's Common Stock, at any time, and from time to time, for no additional consideration.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

The shares of Series A Preferred Stock:

        o shall be not be reissued after they are reacquired by the Company by reason of repurchase or otherwise, and all such shares shall be returned to the status of undesignated shares of the Company's Preferred Stock; and

        o shall be adjusted in the event of stock splits, stock combinations, mergers, reorganizations, or other such events.

As of September 30, 2006, all 11,000 shares of the Company's Series A Preferred Stock were issued and outstanding.

Series B Preferred Stock

On March 10, 2006, the Company filed a Certificate of Designation of Series B Preferred Stock (the "Series B Certificate of Designation") with the Secretary of State of the State of Oklahoma, designating a series of 20,000 shares of Preferred Stock of the Company, $0.01 par value (the "Series B Preferred Stock"). Pursuant to the Series B Certificate of Designation, holders of the Company's Series B Preferred Stock:

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

         EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

As of September 30, 2006, no shares of the Company's Series B Preferred Stock were issued or outstanding.

NOTE 9 - CONTINGENCIES

Going Concern

The Company has suffered recurring losses from operations and has a net stockholders' deficit of $5,348,153 all of which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to raise capital through a combination of debt and equity financings and to manage cash flows carefully. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 10 - SUBSEQUENT EVENTS

Series C Convertible Preferred Stock

On October 6, 2006, the Company's Board of Directors approved the reclassification and designation of 43,500 shares of the Company's authorized preferred stock, $0.01 par value per share, designated as series C convertible preferred stock ("Series C Preferred Stock"). On October 11, 2006, the Company filed Articles Supplementary to the Articles (the "Articles Supplementary") with the State Department of Assessments and Taxation of Maryland, reclassifying and designating the Series C Preferred Stock and fixing the rights and preferences of such series. Pursuant to the Articles Supplementary, the holders of the Company's Series C Preferred Stock:

        o shall be entitled to cast one thousand (1,000) votes per share of Series C Preferred Stock upon all matters submitted to a vote of the holders of the Company's Common Stock;

        o shall be entitled to receive dividends when and as declared by the Company's Board of Directors; and

        o shall be entitled to convert each of their shares of Series C Preferred Stock into one thousand (1,000) shares of the Company's Common Stock, at any time, and from time to time, for no additional consideration.

The shares of Series C Preferred Stock:

        o shall be not be reissued after they are reacquired by the Company by reason of repurchase or otherwise, and all such shares shall be returned to the status of undesignated shares of our Preferred Stock; and

        o shall be adjusted in the event of stock splits, stock combinations, mergers, reorganizations, or other such events.

On October 18, 2006, the Company issued the 43,500 shares of Series C Preferred Stock (the "Preferred Shares") to David Mladen, the Company's President, Chief Executive Officer and director. The Preferred Shares were issued to Mr. Mladen in consideration for his agreement to waive $720,000 of liquidated damages due to him, for the period of July 1, 2006 through October 31, 2006, by virtue of the Company's failure to satisfy certain of its registration requirements.

On October 24, 2006, Mr. Mladen converted the Preferred Shares into 43,500,000 shares of the Company's Common Stock.

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

At the time of the Preferred Stock Purchase Transaction and the Common Stock Purchase Transaction, Mr. Mladen was also the majority stockholder and the sole officer and director of Eternal Enterprise, Inc., a Connecticut Corporation ("Eternal"), which owns the following residential real estate properties (collectively, the "Properties") in Hartford, Connecticut:

        o       154-160A Collins Street, Hartford, CT;
        o       21 Evergreen Avenue, Hartford, CT;
        o       243 & 255 Laurel Street, Hartford, CT;
        o       252 Laurel Street, Hartford CT;
        o       270 Laurel Street, Hartford, CT;
        o       360 Laurel Street, Hartford, CT;
        o       117-145 S. Marshall Street, Hartford, CT; and
        o       56 Webster Street, Hartford, CT.

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

Recent Developments

Investment Agreement with Dutchess Private Equities
---------------------------------------------------

On August 29, 2006, we entered into an Investment Agreement with Dutchess Private Equities Fund, L.P. ("Dutchess"), pursuant to which Dutchess committed to purchase up to $25,000,000 of our Common Stock over the course of thirty six
(36) months. The amount that we will be entitled to request from each purchase ("Puts") shall be equal to, at our election, either (i) $250,000, or (ii) 200% of the average daily volume (U.S. market only) of the Common Stock for the 10 trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The put date shall be the date that Dutchess receives a put notice of a draw down by us. The purchase price shall be set at 93% of the lowest closing Best Bid price of the Common Stock during the pricing period. The pricing period shall be the 5 consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, we shall not be entitled to deliver another put notice. Further, we shall reserve the right to withdraw that portion of the Put that is below 90% of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice.

Reincorporation by Merger in Maryland
-------------------------------------

On September 20, 2006, we reincorporated in the State of Maryland by virtue of our merger with and into Excellency Investment Realty Trust, Inc., our Maryland subsidiary (the "Maryland Subsidiary"), which had been organized for that purpose (the "Reincorporation by Merger"). The Reincorporation by Merger was consummated pursuant to an Agreement and Plan of Merger by and between us and the Maryland Subsidiary, dated July 19, 2006.

As a result of the Reincorporation by Merger, among other things:

        o The surviving company and successor filer is known as Excellency Investment Realty Trust, Inc.;

        o Each share of our issued and outstanding common stock and preferred stock was converted into one share of the Maryland Subsidiary's common stock and preferred stock, respectively;

        o The title to all of our property automatically vested in the Maryland Subsidiary;

        o       The Maryland Subsidiary assumed all of our liabilities;

        o Corporate actions of the surviving entity are now governed by the Maryland Corporations and Associations Law and by the Maryland Subsidiary's Articles of Amendment and Restatement of Articles of Incorporation and Bylaws;

        o David Mladen, our sole officer and director, continued to serve as the sole officer and director of the surviving entity;

        o The trading symbol for the surviving entity's common stock, which is quoted on the over-the-counter bulletin board of the National Association of Securities Dealers, was changed to "EIVR"; and

        o The total number of shares of stock which the surviving entity is authorized to issue has increased to 201,000,000 shares, of which 200,000,000 shares are common stock, $0.01 par value per share and 1,000,000 are preferred stock, par value $0.01.

While the Reincorporation by Merger resulted in changes to our name and state of incorporation, as well as the other changes listed above, it did not result in any material changes to our business, management, assets, liabilities or net worth.

Designation and Issuance of Series C Convertible Preferred Stock
----------------------------------------------------------------

On October 11, 2006, we filed Articles Supplementary to our Articles of Amendment and Restatement to our Articles of Incorporation (the "Articles Supplementary") with the State Department of Assessments and Taxation of Maryland, reclassifying and designating a series of 43,500 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") and fixing the rights and preferences of such series.

On October 18, 2006, we issued the 43,500 shares of Series C Preferred Stock to David Mladen, in consideration for his agreement to waive $720,000 of liquidated damages due to him, for the period of July 1, 2006 through October 31, 2006, by virtue of our failure to satisfy certain of our registration requirements.

On October 24, 2006, Mr. Mladen converted the Series C Preferred Stock into 43,500,000 shares of our Common Stock.

Related Party Transactions

The Properties are managed by White Knight Management, LLC, a party owned and controlled by David Mladen, our majority stockholder and sole officer and director. The Properties are managed pursuant to oral agreements which provide for management fees of approximately 4% of revenues. Management fees were $-0-and $12,992 and $31,019 and $46,657 for three and the nine months ended September 30, 2006 and 2005, respectively. We discontinued this arrangement with White Knight effective July 1, 2006, and now manage the Properties ourselves.

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

Liquidity and Capital Resources

We have suffered recurring losses from operations and have a net stockholders' deficit of $5,348,153 all of which raise substantial doubt about our ability to continue as a going concern. Management plans to raise capital through a combination of debt and equity financings and to manage cash flows carefully. However, we have no assurance that sufficient cash flow will be generated in the future to meet our operating requirements.

We expect that the rental income we receive from tenants of our Properties will be our primary source of funds going forward. In order to acquire additional apartment properties, and, if necessary, to fund our operations, we may determine to take out additional loans from financial institutions or raise funds from one or a combination of debt offerings and equity offerings.

Our cash and cash equivalents balance was $1,640,992 at September 30, 2006. All cash and cash equivalents are held in money market or checking accounts.

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

If we (i) fail to file the Resale Registration Statement, or (ii) fail to have the Registration Statement declared effective within the required period, or
(iii) if effectiveness is not maintained, the Registration Rights Agreement requires us to make payments to Mr. Mladen in an aggregate amount equal to two percent (2%) per month of $9,000,000 (assuming the sale of $9,000,000 of the aggregate fair market value of the Conversion Shares) ("Outstanding Principal Amount"), multiplied by the number of months (prorated for partial months) until the failure is cured. As of June 30, 2006, the Resale Registration Statement had not been filed. As of the date hereof, the Resale Registration Statements has still not been filed. As of June 30, 2006, Mr. Mladen has agreed to waive approximately $1,174,000 of Liquidated Damages due to him, and such amount has been reflected as a capital contribution as of that date. As of October 24, 2006, we issued Mr. Mladen 43,500 shares of our Series C Preferred Stock, in consideration for his agreement to waive an aggregate of $720,000 of liquidated damages due to him, for the period of July 1, 2006 through October 31, 2006. As of September 30, 2006, an additional $540,000 of liquidated damages were recorded as preferred stock to be issued.

We account for the Registration Rights Agreement as a separate freestanding instrument and account for the liquidated damages provision as a derivative liability subject to SFAS 133. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date, with changes in value recorded as non-operating income or expense. As of September 30, 2006, the liability amounted to approximately $864,000, and is included on the balance sheet as a derivative liability.

Results of Operations

As of September 30, 2006, we owned interests in eight (8) residential real estate properties consisting of 273 units. The table below lists the location of our Properties, the number and type of units in each Property, the range of rents, and the vacancies of these Properties as of September 30, 2006.

Details on the properties are as follows [David needs to update.]:

--------------------------------------------------------------------------------
                            Number and                 Rent Range     Vacancies
Location                    Type of Units
--------------------------------------------------------------------------------
154-160A Collins Street     41 units:                                     15
Hartford, CT                3 three-bedroom            $750
                            1 one-and a-half-bedroom   $650
                            37 one-bedroom             $600
--------------------------------------------------------------------------------
21 Evergreen Avenue         24 units:                                     3
Hartford, CT                18 one-bedroom             $625 - $650
                            6 studios                  $500 - $550
--------------------------------------------------------------------------------
243 & 255 Laurel Street     34 units:                                     4
Hartford, CT                4 two-bedroom              $725 - $775
                            30 one-bedroom             $600 - $625
--------------------------------------------------------------------------------
252 Laurel Street           21 units:                                     0
Hartford, CT                2 two-bedroom              $750
                            16 one-bedroom             $625
                            3 studios                  $450 - $475
--------------------------------------------------------------------------------
270 Laurel Street           77 units:                                     5
Hartford, CT                1 two-bedroom              $825
                            3 one-bedroom              $650
                            73 studios                 $500 - $550
--------------------------------------------------------------------------------
360 Laurel Street           18 units:                                     3
Hartford, CT                3 two-bedroom              $650 - $700
                            15 one-bedroom             $600 - $625
--------------------------------------------------------------------------------
117-145 S. Marshall Street  42 units:                                     14
Hartford, CT                36 two bedroom             $700 - $725
                            6 one-bedroom              $600 - $625
--------------------------------------------------------------------------------
56 Webster Street           16 units:                                     0
Hartford, CT                10 one-bedroom             $500
                            6 studios                  $400
--------------------------------------------------------------------------------

Comparison of Operations for the Three-Month Period Ended September 30, 2006 to the Three-Month Period Ended September 30, 2005

The following summarizes changes in our operations for the three-month periods ended September 30, 2006 and 2005. Our net loss for the three-month period ended September 30, 2006, was $1,010,135 the three-month period ended September 30, 2005, we had a net income $152,421. The primary reason for this decrease in our net loss was unrealized gains on investments during 2006, which are partially offset by the increase in professional fees incurred in connection with our Reincorporation by Merger in Maryland and related regulatory filings.

Rental Revenue

Revenues decreased approximately $31,663, from $412,795 in the three-month period ended September 30, 2005 to $381,132 in the three-month period ended September 30, 2006, or approximately 7.7%, as a result of decreased occupancy rates.

Property Operating Costs

Property operating costs increased approximately $137,137, from $123,701 in the three-month period ended September 30, 2005 to $260,838 in the three-month period ended September 30, 2006, or approximately 111.0%. The increase was primarily related to increased costs for utilities.

General and Administrative

General and administrative expense increased approximately $400,460, from $-0-in the three-month period ended September 30, 2005 to $400,460 in the three-month period ended September 30, 2006. The increase was due to increased professional fees incurred in connection with our Reincorporation by Merger in Maryland and related regulatory filings.

Interest Expense

Interest expense increased approximately $82,474, from $84,221 in the three-month period ended September 30, 2005 to $166,695 in the three-month period ended September 30, 2006, or 97.9%. The increase was primarily related to interest on the promissory notes and the increased borrowings under the mortgage notes payable.

Comparison of Operations for the Nine-Month Period Ended September 30, 2006 to the Nine-Month Period Ended September 30, 2005

The following summarizes changes in our operations for the nine-month periods ended September 30, 2006 and 2005. Our net loss for the nine-month period ended September 30, 2006, was $1,328,311 For the nine-month period ended September 30, 2005, we had a net loss of $35,587. The primary reason for this increase in our net loss, was the increase in professional fees incurred in connection with the Eternal Acquisition and the Reincorporation by Merger in Maryland, and related regulatory filings.

Rental Revenue

Revenues decreased approximately $100,820, from $1,254,416 in the nine-month period ended September 30, 2005 to $1,153,596 in the nine-month period ended September 30, 2006, or approximately 8%, as a result of decreased occupancy rates.

Property Operating Costs

Property operating costs increased approximately $195,951, from $544,669 in the nine-month period ended September 30, 2005 to $740,620 in the nine-month period ended September 30, 2006, or approximately 35.9%. The increase was primarily related to increased costs for heat and other utilities.

General and Administrative

General and administrative expense increased approximately $530,882, from $321,251 in the nine-month period ended September 30, 2005 to $852,133 in the nine-month period ended September 30, 2006, or approximately 165.3%. The decrease was due to increased professional fees incurred in connection with the Eternal Acquisition and Reincorporation by Merger, and related regulatory filings, offset by the reduction in the reserve of the related party receivable with White Knight Management, LLC.

Interest Expense

Interest expense increased approximately $199,794 from $259,052 in the nine-month period ended September 30, 2005 to $458,846 in the nine-month period ended September 30, 2006, or 77.0%. The increase was primarily related to interest on the promissory notes and the increased borrowings under the mortgage notes payable.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

The discussion included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, under the subheading "Critical Accounting Policies and Estimates", is still considered current and applicable. In addition:

In December 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140" and in May 2005, the FASB issued SFAS No. 154 "Accounting and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." We are not significantly impacted by these statements and do not expect their implementation to have a material impact on our consolidated financial statements.

SFAS No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

During the three-month period ended September 30, 2006, and subsequent period through the date hereof, we were not a party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours, or owner of record of more than 5% of our common stock is a party adverse to us, or has a material interest adverse to us in any legal proceeding.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended September 30, 2006, and subsequent period through the date hereof, we issued the following unregistered securities.

Equity Line

On August 29, 2006, we entered into an Investment Agreement with Dutchess Private Equities Fund, L.P. (the "Investor"). Pursuant to this Agreement, the Investor committed to purchase up to $25,000,000 of our common stock over the course of thirty six (36) months. The amount that we shall be entitled to request from each purchase ("Puts") shall be equal to, at our election, either
(i) $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the Common Stock for the 10 trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by us. The purchase price shall be set at 93% of the lowest closing Best Bid price of the Common stock during the pricing period. The pricing period shall be the 5 consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, the Company shall not be entitled to deliver another put notice. Further, we shall reserve the right to withdraw that portion of the Put that is below 90% of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice.

We are obligated to file a registration statement with the SEC covering the shares of common stock underlying the Investment Agreement within 30 days after the closing date. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 120 days after the filing of the registration statement.

We claim an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the Investor is an "accredited investor" and/or qualified institutional buyer, the Investor has access to information about our company and its investment, the Investor will take the securities for investment and not resale, and we are taking appropriate measures to restrict the transfer of the securities.

Designation and Issuance of Series C Preferred Stock

On October 18, 2006, we issued 43,500 shares of our series C convertible preferred stock, $0.01 par value per share (the "Preferred Shares"), to David Mladen, our President and Chief Executive Officer, and a director of ours. The Preferred Shares were issued to Mr. Mladen in consideration for his agreement to waive $720,000 of liquidated damages due to him, for the period of July 1, 2006 through October 31, 2006, by virtue of our failure to satisfy certain of our registration requirements. Each Preferred Share is convertible into one thousand

(1,000) shares of our Common Stock, at any time, and from time to time, for no additional consideration. On October 24, 2006, Mr. Mladen converted the Preferred Shares into 43,500,000 shares of our Common Stock.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

In the three-month period ended September 30, 2006, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the three-month period ended September 30, 2006, or subsequent period through the date hereof, except that:

As of July 19, 2006, upon the recommendation of our board of directors, David Mladen, our sole officer and director, and a holder of our Common Stock and Series A Preferred Stock representing more than a majority of our voting power, signed a written consent approving our reincorporation in the State of Maryland (the "Reincorporation by Merger") by means of our merger with and into Excellency Investment Realty Trust, Inc., our wholly-owned Maryland subsidiary (the "Maryland Subsidiary"), which had been organized for that purpose.

On September 20, 2006, the Reincorporation by Merger became effective. As a result of the Reincorporation by Merger, among other things:

        o The surviving company and successor filer is known as Excellency Investment Realty Trust, Inc.;

        o Each share of our issued and outstanding common stock and preferred stock was converted into one share of the Maryland Subsidiary's common stock and preferred stock, respectively;

        o The title to all of our property automatically vested in the Maryland Subsidiary;

        o       The Maryland Subsidiary assumed all of our liabilities;

        o Corporate actions of the surviving entity are now governed by the Maryland Corporations and Associations Law and by the Maryland Subsidiary's Articles of Amendment and Restatement of Articles of Incorporation and Bylaws;

        o David Mladen, our sole officer and director, continued to serve as the sole officer and director of the surviving entity;

        o The trading symbol for the surviving entity's common stock, which is quoted on the over-the-counter bulletin board of the National Association of Securities Dealers, was changed to "EIVR"; and

        o The total number of shares of stock which the surviving entity is authorized to issue has increased to 201,000,000 shares, of which 200,000,000 shares are common stock, $0.01 par value per share and 1,000,000 are preferred stock, par value $0.01.

While the Reincorporation by Merger resulted in changes to our name and state of incorporation, as well as the other changes listed above, it did not result in any material changes to our business, management, assets, liabilities or net worth.

Item 5.  Other Information.

Amendment to Series A Certificate of Designation

On July 12, 2006, we filed an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (the "Amended Certificate") with the Secretary of State of the State of Oklahoma. Pursuant to the Amended Certificate, the number of shares of our Common Stock into which each share of our Series A Preferred Stock can convert was increased to one hundred forty-three (143). In addition, since our Series A Preferred Stock and Common Stock vote together as one class, with the holder of each share of Series A Preferred Stock entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Series A Preferred Stock are convertible, the holders of our Series A Preferred Stock are entitled to an aggregate of 1,573,000 votes.

Designation and Issuance of Series C Convertible Preferred Stock

On October 6, 2006, our Board of Directors approved the reclassification and designation of 43,500 shares of our authorized preferred stock, $0.01 par value per share, designated as series C convertible preferred stock ("Series C Preferred Stock"). On October 11, 2006, we filed Articles Supplementary to the our Articles of Amendment and Restatement of our Articles of Incorporation (the "Articles Supplementary") with the State Department of Assessments and Taxation of Maryland, reclassifying and designating the Series C Preferred Stock and fixing the rights and preferences of such series. Pursuant to the Articles Supplementary, the holders of our Series C Preferred Stock:

        o shall be entitled to cast one thousand (1,000) votes per share of Series C Preferred Stock upon all matters submitted to a vote of the holders of our Common Stock;

        o shall be entitled to receive dividends when and as declared by our Board of Directors; and

        o shall be entitled to convert each of their shares of Series C Preferred Stock into one thousand (1,000) shares of our Common Stock, at any time, and from time to time, for no additional consideration.

The shares of Series C Preferred Stock:

        o shall be not be reissued after they are reacquired by us by reason of repurchase or otherwise, and all such shares shall be returned to the status of undesignated shares of our Preferred Stock; and

        o shall be adjusted in the event of stock splits, stock combinations, mergers, reorganizations, or other such events.

On October 18, 2006, we issued the 43,500 shares of Series C Preferred Stock (the "Preferred Shares") to David Mladen, our President, Chief Executive Officer and director. The Preferred Shares were issued to Mr. Mladen in consideration for his agreement to waive $720,000 of liquidated damages due to him, for the period of July 1, 2006 through October 31, 2006, by virtue of our failure to satisfy certain of its registration requirements.

On October 24, 2006, Mr. Mladen converted the Preferred Shares into 43,500,000 shares of our Common Stock.

Item 6.  Exhibits.

Exhibit No.                 Description of Exhibit
-----------                 ----------------------

   2.1 Agreement and Plan of Merger between Gift Liquidators, Inc. and Excellency Investment Realty Trust, Inc., dated July 19, 2006
              (3)

   3.1 Articles of Amendment and Restatement of Articles of Incorporation of Excellency Investment Realty Trust, Inc. (3)

   3.2        Bylaws of Excellency Investment Realty Trust, Inc. (3)

   3.3 Certificate of Merger of Gift Liquidators, Inc. with and into Excellency Investment Realty Trust, Inc., filed with the Secretary of State of the State of Oklahoma on September 18, 2006 (6)

   3.4 Articles of Merger of Gift Liquidators, Inc. with and into Excellency Investment Realty Trust, Inc., filed with the Maryland State Department of Assessments and Taxation on September 20, 2006 (6)

   4.1 Amended and Restated Certificate of Designation of Series A Preferred Stock (4)

   4.2 Articles Supplementary to the Articles of Amendment and Restatement of Articles of Incorporation, filed with the Maryland State Department of Assessments and Taxation October 11, 2006 (7)

   10.1 Preferred Stock Purchase Agreement, between the Company and David Mladen, dated September 29, 2005 (1)

   10.2 Registration Rights Agreement, between the Company and David Mladen, dated September 29, 2005 (1)

   10.3 Asset Sale Agreement, between the Company and Laid Back Enterprises Inc., dated September 29, 2005 (1)

   10.4       Form of Contribution Agreement (2)

   10.5       Form of Limited Partnership Agreement (2)

   10.6 Investment Agreement, between the Company and Dutchess Private Equity Fund, L.P., dated August 29, 2006 (5)

   10.7 Registration Rights Agreement, between the Company and Dutchess Private Equity Fund, L.P., dated August 29, 2006 (5)

   31.1       Certification pursuant to Section 13a-14(a) (8)

   32.1       Certification pursuant to Section 1350 (8)

_____________________________
(1) Incorporated by reference from our Current Report on Form 8-K, dated September 29, 2005
(2) Incorporated by reference from our amended Current Report on Form 8-K/A, dated November 4, 2005
(3) Incorporated by reference from our Quarterly Report on Form 10-QSB, for the period ended June 30, 2006.
(4) Incorporated by reference from our Current Report on Form 8-K, dated July 18, 2006
(5) Incorporated by reference from our Current Report on Form 8-K, dated August 29, 2006
(6) Incorporated by reference from our Current Report on Form 8-K, dated September 20, 2006
(7) Incorporated by reference from our Current Report on From 8-K, dated October 18, 2006
(8)  Filed herewith.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EXCELLENCY INVESTMENT REALTY TRUST, INC.



Date:  November 20, 2006             By:/s/ David Mladen
       -----------------                ----------------
                                            David Mladen
                                            Chief Executive Officer and Director
                                            (Principal Executive, Financial and
                                            Accounting Officer and Authorized
                                            Signatory)

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                 Description of Exhibit
-----------                 ----------------------

   2.1 Agreement and Plan of Merger between Gift Liquidators, Inc. and Excellency Investment Realty Trust, Inc., dated July 19, 2006
              (3)

   3.1 Articles of Amendment and Restatement of Articles of Incorporation of Excellency Investment Realty Trust, Inc. (3)

   3.2        Bylaws of Excellency Investment Realty Trust, Inc. (3)

   3.3 Certificate of Merger of Gift Liquidators, Inc. with and into Excellency Investment Realty Trust, Inc., filed with the Secretary of State of the State of Oklahoma on September 18, 2006 (6)

   3.4 Articles of Merger of Gift Liquidators, Inc. with and into Excellency Investment Realty Trust, Inc., filed with the Maryland State Department of Assessments and Taxation on September 20, 2006 (6)

   4.1 Amended and Restated Certificate of Designation of Series A Preferred Stock (4)

   4.2 Articles Supplementary to the Articles of Amendment and Restatement of Articles of Incorporation, filed with the Maryland State Department of Assessments and Taxation October 11, 2006 (7)

   10.1 Preferred Stock Purchase Agreement, between the Company and David Mladen, dated September 29, 2005 (1)

   10.2 Registration Rights Agreement, between the Company and David Mladen, dated September 29, 2005 (1)

   10.3 Asset Sale Agreement, between the Company and Laid Back Enterprises Inc., dated September 29, 2005 (1)

   10.4       Form of Contribution Agreement (2)

   10.5       Form of Limited Partnership Agreement (2)

   10.6 Investment Agreement, between the Company and Dutchess Private Equity Fund, L.P., dated August 29, 2006 (5)

   10.7 Registration Rights Agreement, between the Company and Dutchess Private Equity Fund, L.P., dated August 29, 2006 (5)

   31.1       Certification pursuant to Section 13a-14(a) (8)

   32.1       Certification pursuant to Section 1350 (8)

_____________________________
(1) Incorporated by reference from our Current Report on Form 8-K, dated September 29, 2005
(2) Incorporated by reference from our amended Current Report on Form 8-K/A, dated November 4, 2005
(3) Incorporated by reference from our Quarterly Report on Form 10-QSB, for the period ended June 30, 2006.
(4) Incorporated by reference from our Current Report on Form 8-K, dated July 18, 2006
(5) Incorporated by reference from our Current Report on Form 8-K, dated August 29, 2006
(6) Incorporated by reference from our Current Report on Form 8-K, dated September 20, 2006
(7) Incorporated by reference from our Current Report on From 8-K, dated October 18, 2006
(8)  Filed herewith.