Form 10KSB
period 2006-12-31
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2007-04-17
CIK 1286218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006
                                             ----------------------------

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____________ to ____________

                    Commission file number:  000-50675
                                             -----------------------------------

                    EXCELLENCY INVESTMENT REALTY TRUST, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Maryland                                    20-8635424
-------------------------------------------     --------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

    270 Laurel Street, 1st Floor Office
               Hartford, CT                                   06105
-------------------------------------------     --------------------------------
  (Address of principal executive offices)                 (Zip code)


Issuer's telephone number:  (860) 246-7672
                          --------------------------------


Securities registered under Section 12(b) of the Exchange Act:

                None                                        Not Applicable
-------------------------------------------     --------------------------------
           (Title of each class)                   (Name of each exchange on
                                                        which registered)

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                       Yes |_| No |X|

         The issuer's revenues for its most recent fiscal year were $1,549,590.

         As of April 17, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $310,293. There are approximately 82,306 shares of common stock of the issuer not held by affiliates. There has been no "public market" for the issuer's common stock during the past five years. Therefore, for the purposes of this calculation, the issuer has valued its shares of common stock at $3.77 per share, based upon the last price at which the issuer sold shares of its common stock.

         As of April 17, 2007, the issuer had 43,761,537 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         A description of documents incorporated by reference is contained in
Item 13 of this Report.

         Transitional Small Business Disclosure Format (Check one):
Yes |_| No |X|

                          ANNUAL REPORT ON FORM 10-KSB
          OF EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----

Special Note Regarding Forward-Looking Statements                                          4

PART I                                                                                     5
------

Item 1.     Description of Business                                                        5
Item 2.     The Properties                                                                21
Item 3.     Legal Proceedings                                                             22
Item 4.     Submission of Matters to a Vote of Security Holders                           22

PART II                                                                                   23
-------

Item 5.     Market for Common Equity and Related Stockholder Matters                      23
Item 6.     Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                26
Item 7.     Financial Statements                                                          40
Item 8.     Changes In and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                         41
Item 8A.    Controls and Procedures                                                       42
Item 8B.    Other Information                                                             43

PART III                                                                                  45
--------

Item 9.     Directors, Executive Officers, Promoters, Control Persons and Corporate
             Governance; Compliance with Section 16(A) of The Exchange Act                45
Item 10.    Executive Compensation                                                        47
Item 11.    Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters                                                  49
Item 12.    Certain Relationships and Related Transactions, and Director Independence     50
Item 13.    Exhibits                                                                      51
Item 14.    Principal Accounting Fees and Services                                        53

Signatures                                                                                54

Exhibit Index                                                                             55

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Annual Report on Form 10-KSB. Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

         The terms "the Company," "we," "us" and "our" refer to Excellency Investment Realty Trust, Inc., together with its consolidated subsidiaries.

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

         As of September 28, 2005 (the "Closing Date"), David Mladen purchased 11,000 shares of our Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), for an aggregate purchase price of $10,000 (the "Preferred Stock Purchase Transaction"). As of the Closing Date, each share of Series A Preferred Stock was convertible into 5 shares of our common stock, $0.01 par value per share ("Common Stock"), subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

         Further, as of the Closing Date, two of our former stockholders, one of whom was an officer and director of ours, sold an aggregate of 33,761 shares of our Common Stock to Mr. Mladen, which amount represented 28.6% of our issued and outstanding Common Stock (the "Common Stock Purchase Transaction," and, together with the Preferred Stock Purchase Transaction, the "Stock Purchase Transactions"). As a result of the Stock Purchase Transactions, Mr. Mladen controlled approximately 51.3% of our voting power.

         In addition, as of the Closing Date, our existing officers and directors resigned, and Mr. Mladen was appointed as our sole officer and director. By virtue of (i) the percentage of our Common Stock Mr. Mladen acquired, (ii) the number of shares of our Common Stock Mr. Mladen would receive upon conversion of the shares of Series A Preferred Stock he purchased, (iii) the resignation of all of our officers and directors, and (iv) the appointment of Mr. Mladen as our sole officer and director, there was deemed to have been a "change in control" of the Company as of the Closing Date.

         In connection with the Stock Purchase Transactions, and the corresponding decision by our new management to exit the gift liquidation business, effective as of the Closing Date:

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

         o We terminated our Tax Sharing Agreement with Laid Back, dated December 20, 2002, pursuant to which we had been sharing certain tax responsibilities with Laid Back; and

         o We became, in effect, a "shell company", as defined by Securities Act Rule 405 and Exchange Act Rule 12b-2.

         Mr. Mladen entered into the Stock Purchase Transactions, described above, with the specific intention of taking control of our Company, and, subsequently, causing it to acquire Eternal Enterprise, Inc. ("Eternal"), a Connecticut corporation, which owned eight residential real estate properties (each a "Property," and collectively, the "Properties"), located at the following addresses:

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

         As of November 4, 2005, we acquired Eternal, when the stockholders of Eternal, which consisted of Mr. Mladen and certain of his family members (the "Pre-Acquisition Eternal Stockholders"), exchanged 100% of the issued and outstanding shares of common stock of Eternal, for (i) limited partnership interests representing 20% of the total partnership interests of each of the Limited Partnerships, and (ii) promissory notes in the aggregate principal amount of $2,600,000 (the "Notes") (the "Eternal Acquisition"). The partnership interests of the Limited Partnerships were exchanged for shares of capital stock of Eternal based upon the ratio of each Property's value versus the aggregate value of all of the Properties. In consideration for our ownership of the remaining 80% of the total partnership interests of each of the Limited Partnerships, we agreed to assume the Notes.

         Pursuant to the Partnership Agreements of the Limited Partnerships, among other things, (i) we are the general partner of each of the Limited Partnerships, and (ii) we have the right to compel the limited partners (i.e., the Pre-Acquisition Eternal Stockholders) to exchange 100% of their limited partnership interests for shares of our Common Stock. In the event that we, as general partner of the Limited Partnerships, compel the limited partners to exchange their limited partnership interests for shares of our Common Stock, certain family members of Mr. Mladen would become shareholders of ours.

         As of December 29, 2005, we entered into a Purchase and Sale Agreement with Goran Mladen, David Mladen's son (the "Purchase Agreement"), pursuant to which we purchased all of the limited partnership interests of the Limited

Partnerships owned by Goran Mladen. As a result, we now own approximately 81% of the partnership interests of each of the Limited Partnerships.

         Following the Stock Purchase Transactions and the Eternal Acquisition, the business of Eternal, which is now 100% owned, in the aggregate, by the Limited Partnerships, became our primary business.

         We intend to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. Therefore, in fiscal 2006 our management determined to change our domicile to the State of Maryland, to take advantage of Maryland's detailed and comprehensive REIT laws.

         On September 20, 2006, we reincorporated in the State of Maryland by virtue of our merger with and into our wholly-owned subsidiary, Excellency Investment Realty Trust, Inc., a Maryland corporation (the "Reincorporation by Merger"). As a result of the Reincorporation by Merger, among other things:

         o The surviving company and successor filer is known as Excellency Investment Realty Trust, Inc.;

         o Each share of our issued and outstanding Common Stock and preferred stock was converted into one share of Excellency Investment Realty Trust, Inc.'s common stock and preferred stock, respectively;

         o The title to all of our property automatically vested in Excellency Investment Realty Trust, Inc.;

         o Excellency Investment Realty Trust, Inc. assumed all of our liabilities;

         o Corporate actions of the surviving entity are now governed by the Maryland Corporations and Associations Law and by Excellency Investment Realty Trust's Articles of Amendment and Restatement of Articles of Incorporation and Bylaws;

         o David Mladen, our sole officer and director, continued to serve as the sole officer and director of the surviving entity;

         o The trading symbol for the surviving entity's common stock, which is quoted on the over-the-counter bulletin board of the National Association of Securities Dealers, was changed to "EIVR"; and

         o The total number of shares of stock which the surviving entity is authorized to issue increased to 201,000,000 shares, of which 200,000,000 shares are common stock, $0.01 par value per share and 1,000,000 are preferred stock, par value $0.01.

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

         As a result of the Eternal Acquisition, we are now engaged in the business of acquiring, developing, holding for investment, operating and selling apartment properties in metropolitan areas on the east coast of the United States. We intend to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended.

         Through our subsidiaries, we own eight residential real estate Properties, consisting of an aggregate of 273 apartment units, and comprising a total of approximately 221,839 square feet, all of which are leased to residential tenants, as more fully described in Item 2 below. Each of the Properties is located in the metropolitan Hartford area of Connecticut. At December 31, 2006, the Properties were approximately 89% leased.

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

Property Management
-------------------

         Until June 30, 2006, our Properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (i) 99% by Goran Mladen, the son of David Mladen, our majority shareholder and sole officer and director, and (ii) 1% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement we had with White Knight, according to which White Knight collected the rents for all eight of our Properties and paid our operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of our rent revenues.

         As of December 31, 2006 and 2005, White Knight had retained amounts of rent in excess of expenses paid on our behalf totaling $171,767 and $387,266, respectively. Having determined that such amounts due from White Knight are not collectible, we have expensed such amounts due from White Knight as additional property management fees paid to a related party. As a result, property management fees were $202,786 and $451,933 for the years ended December 31, 2006 and 2005, respectively.

         We have discontinued our arrangement with White Knight, and, effective July 1, 2006, we assumed all responsibilities for the management of our Properties.

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

Employees
---------

         We currently have one employee, David Mladen, who is our majority shareholder and sole officer and director. Our subsidiary Limited Partnerships currently have no employees. Eternal Enterprise, Inc., which is 100% owned, in the aggregate, by our subsidiary Limited Partnerships, currently employs five
(5) individuals, including Goran Mladen and Gorica Mladen, the son and daughter of David Mladen. Eternal's employees are primarily involved in the supervision and maintenance of the Properties.

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

Risks Relating to our Business
------------------------------

         We have incurred historical losses. As a result, we may not be able to generate profits, support our operations, or establish a return on invested capital.

         We incurred net losses in fiscal 2006 and 2005 of $2,395,036 and $1,660,639, respectively. In addition, we expect to increase our operating expenses to fund our anticipated growth. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis. As a result, we may have to curtail or cease our operations.

         We expect our operating losses to continue.

         We expect to incur increased operating expenses during the next year. The amount of net losses and the time required for us to reach and sustain profitability are uncertain. The likelihood of our success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with business, including, but not limited to uncertainty as to the management of multi-dwelling residential properties. There can be no assurance that we will ever generate revenue or achieve profitability at all or on any substantial basis. The failure to do so would have a material adverse affect on our business.

         We have a limited amount of cash and are likely to require additional capital to continue our operations.

         We have a limited amount of available cash and will likely require additional capital to successfully implement our business plan. There can be no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities.

         We may fail to continue as a going concern, in which event you may lose your entire investment in our shares.

         Our audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Our independent auditor has indicated in its audit report to the consolidated financial statements that our recurring losses from operations and our difficulties in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. If we fail to continue in business, our shareholders will lose all or a substantial portion of their investments.

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

         In connection with the audit of our consolidated financial statements for the year ended December 31, 2006, David Mladen, our principal executive officer and principal financial officer, has evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, Mr. Mladen has discovered a lack of effectiveness in our disclosure controls and procedures during and following the year ended December 31, 2006.

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

         We own and manage multifamily rental apartment properties that are subject to varying degrees of risk generally incident to the ownership of real estate. Our financial condition and the value of our Properties will be dependent upon our ability to operate our Properties in a manner sufficient to generate income in excess of operating expenses and debt service charges, which may be affected by the following risks, some of which are further discussed below:

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

         We are dependent on rental income to pay operating expenses. Potential residents may choose not rent units in our Properties due to many factors, including the general economic climate, the local economic climate, local real estate considerations (such as oversupply of or reduced demand for apartments), the perception of the safety, convenience and attractiveness of the communities or neighborhoods in which our Properties are located, and the quality of local schools and other amenities. As of December 31, 2006, our Properties were 89% occupied. If we are unable to attract and retain residents or if our residents are unable, due to an adverse change in the economic condition of a particular region or otherwise, to pay their rental obligations, our income and results of operations will be adversely affected.

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

         All of the Properties we currently own are located in the metropolitan Hartford area of Connecticut. Our performance, therefore, is linked to economic conditions and the market for available rental housing in this state. Although we intend to expand our business into other geographic areas, there is no guarantee we will be able to do so. Therefore, the decline in the market for apartment housing in Hartford, Connecticut would adversely affect our financial condition and results of operations.

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

         Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or business may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our Properties, we may be potentially liable for such costs. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, or of remediating any contaminated property could materially adversely affect our business, assets or results of operations.

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

         The vast majority of our assets are encumbered by mortgage debt. In December 2005, we borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp., in connection with the refinancing of our Properties, evidenced by eight notes payable. As of December 31, 2006, the aggregate amount of the notes was approximately $8,124,989. We may borrow additional money to acquire interests in additional properties. There is a risk that the encumbered properties will not have sufficient cash flow from operations for payments of required principal and interest. Further, we may not be able to refinance these loans at an amount equal to the loan balance and the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we cannot meet our debt obligations on our secured loans, the lender could take the property, and we would lose both the asset and the income we were deriving from it, which would adversely affect our business and results of operations.

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

         Because real estate investments are relatively illiquid, our ability to promptly sell one or more apartment buildings in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any Property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a community. We may be required to expend funds to correct defects or to make improvements before a community can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. The inability to sell our Properties when it is economically or strategically advantageous to do so would adversely affect our business.

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

         We bear all expenses incurred in our operations. If any Property is not fully occupied, or if rents are being paid in an amount that is insufficient to cover operating expense, then we could be required to expend funds for that Property's operating expenses. Our Properties will be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. In addition, our board of directors, in its discretion, may retain any portion of cash funds generated by operations for working capital. Therefore, rising operating expenses could adversely affect our business, assets or results of operations.

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

         Our business will be harmed if we cannot adequately manage our Properties or engage and retain the services of reputable and reliable managers for our Properties.

         Until June 30, 2006, our Properties were managed by White Knight Management, LLC ("White Knight"), a related party. We currently manage each of the Properties, however, we may desire to retain another management company to handle the day-to-day management of our Properties. A management company would be responsible for leasing, maintenance and other day-to-day management of the Properties. Because our revenues will largely be derived from rents, our financial condition will be dependent on our ability, or the ability of other third-party managers, that we may not control, to operate the Properties successfully. There can be no assurance that we will be able to retain experienced property managers to manage our properties. If our third-party managers are unable to operate the Properties successfully, our financial condition could be adversely affected.

Risks Relating to Our Common Stock and Other Securities
-------------------------------------------------------

         There is a limited market for our Common Stock. If a substantial and sustained market for our Common Stock does not develop, our stockholders' ability to sell their shares may be materially and adversely affected.

         Our Common Stock is tradable on the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol "EIVR." However, there is a limited public market for our shares, and, therefore, it will be difficult for you to sell your shares promptly. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Small Cap Market. OTC Bulletin Board stocks are often lightly traded or not traded at all on any given day. We cannot predict whether a more active market for our Common Stock will develop in the future. In the absence of an active trading market:

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

         As of the date hereof, David Mladen our majority stockholder and sole officer and director, beneficially owns approximately 99.8% of our voting stock. Therefore, Mr. Mladen is able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of Mr. Mladen.

         Shares issuable upon the conversion of shares of our convertible preferred stock could dilute stock holdings and adversely affect our stock price.

         As of the date hereof, there are 10,000 shares of our Series A Preferred Stock issued and outstanding, and held by David Mladen, our majority shareholder and sole officer and director. Each share of our Series A Preferred Stock is convertible at any time, at the holder's option, into 143 shares of our Common Stock. The number of shares of Common Stock issued upon the conversion of these shares of Series A Preferred Stock will cause immediate and possibly substantial dilution to our stockholders. In addition, issuance of shares of our Common Stock pursuant to the conversion of shares of our Series A Preferred Stock could lead to subsequent sales of such shares in the public market, which could depress the market price of our stock by creating an excess in supply of shares for sale. Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

         We have a significant amount of authorized but unissued preferred stock, which may affect the likelihood of a change of control in our Company.

         Our board of directors has the authority, without further action by the stockholders, to issue shares of our preferred stock on such terms and with such rights, preferences and designations as it may determine, in its sole discretion. Such terms may include restricting dividends on our Common Stock, dilution of the voting power of our Common Stock, or impairing the liquidation rights of the holders of our Common Stock. The board has already authorized classes of Series A Convertible Preferred Stock, Series B Voting Preferred Stock, and Series C Convertible Preferred Stock. Issuance of such preferred stock, depending on the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control.

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

         Our Common Stock is a "penny stock," as that term is defined in Rule 3a51-1 of the Securities and Exchange Act of 1934, because it is selling at a price below five dollars per share. In the future, if we are unable to list our Common Stock on Nasdaq, or a national securities exchange, or the per share sale price is not at least $5.00, our Common Stock may continue to be deemed to be a "penny stock." Penny stocks are stocks:

         o        with a price of less than five dollars per share;

         o        that are not traded on a recognized national exchange;

         o whose prices are not quoted on the Nasdaq automated quotation system; or

         o of issuers with net tangible assets less than (i) $2,000,000 if the issuer has been in continuous operation for at least three years; or (ii) $5,000,000 if in continuous operation for less than three years; or (iii) of issuers with average revenues of less than $6,000,000 for the last three years.

         Section 15(g) of the Exchange Act, and Rule 15g-2 of the Securities and Exchange Act of 1934, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 of the Securities and Exchange Act of 1934 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer:

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

         o to provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

         o to receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

         Compliance with these requirements may make it more difficult for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them.

ITEM 2.     THE PROPERTIES

GENERAL

         As of December 31, 2006, we owned eight (8) residential real estate properties consisting of 273 units. The table below lists the location of our Properties, the number and type of units in each Property, the range of rents, and the vacancies of these Properties as of December 31, 2006.

------------------------------------------------------------------------------------------
                                       Number and
Location                              Type of Units           Rent Range       Vacancies
------------------------------------------------------------------------------------------
154-160A Collins Street             41 units:                                         8
Hartford, CT                        3 three-bedroom           $750
                                    1 one-and a-half-bedroom  $650
                                    37 one-bedroom            $600
------------------------------------------------------------------------------------------
21 Evergreen Avenue                 24 units:                                         2
Hartford, CT                        18 one-bedroom            $625 - $650
                                    6 studios                 $500 - $550
------------------------------------------------------------------------------------------
243 & 255 Laurel Street             34 units:                                         3
Hartford, CT                        4 two-bedroom             $725 - $775
                                    30 one-bedroom            $600 - $625
------------------------------------------------------------------------------------------
252 Laurel Street                   21 units:                                         1
Hartford, CT                        2 two-bedroom             $750
                                    16 one-bedroom            $625
                                    3 studios                 $450 - $475
------------------------------------------------------------------------------------------
270 Laurel Street                   77 units:                                         5
Hartford, CT                        1 two-bedroom             $825
                                    3 one-bedroom             $650
                                    73 studios                $500 - $550
------------------------------------------------------------------------------------------
360 Laurel Street                   18 units:                                         5
Hartford, CT                        3 two-bedroom             $650 - $700
                                    15 one-bedroom            $600 - $625
------------------------------------------------------------------------------------------
117-145 S. Marshall Street          42 units:                                         9
Hartford, CT                        36 two bedroom            $700 - $725
                                    6 one-bedroom             $600 - $625
------------------------------------------------------------------------------------------
56 Webster Street                   16 units:                                         1
Hartford, CT                        10 one-bedroom            $500
                                    6 studios                 $400
------------------------------------------------------------------------------------------

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

         The following table sets forth certain material terms of each of the Mortgage Notes as of December 31, 2006:

         ------------------------------------------------------------------------------
                                                      Mortgage             Monthly
                                                    Note Amount           Principal
                                                       (as of                and
                                                    December 31,          Interest
         Location of Property                          2006)               Payment
         ------------------------------------------------------------------------------
         154-160A Collins Street, Hartford, CT      $   1,288,300.84   $    7,506.56
         ------------------------------------------------------------------------------
         21 Evergreen Avenue, Hartford, CT          $     695,524.39   $    4,052.62
         ------------------------------------------------------------------------------
         243 & 255 Laurel Street, Hartford, CT      $   1,114,419.79   $    6,493.40
         ------------------------------------------------------------------------------
         252 Laurel Street, Hartford CT             $     576,969.11   $    3,361.83
         ------------------------------------------------------------------------------
         270 Laurel Street, Hartford, CT            $   1,975,921.52   $   11,513.13
         ------------------------------------------------------------------------------
         360 Laurel Street, Hartford, CT            $     584,872.72   $    3,407.89
         ------------------------------------------------------------------------------
         117-145 S. Marshall Street, Hartford, CT   $   1,414,759.81   $    8,243.40
         ------------------------------------------------------------------------------
         56 Webster Street, Hartford, CT            $     474,221.17   $    2,763.15
         -------------------------------------------================---=============---
               Total:                               $   8,124,989.35   $   47,341.98
                                                    ================   =============
         ------------------------------------------------------------------------------

         We used the amounts borrowed from Astoria Federal Mortgage Corp. to repay the aggregate amount of $5,263,472 of principal and interest we owed under previous mortgages with Credit Suisse First Boston Mortgage Capital, LLC. In connection with such refinancing, we incurred approximately $654,083 in pre-payment penalties in fiscal 2005. The remaining funds have been used to purchase all of the limited partnership interests of our subsidiary Limited Partnerships owned by Goran Mladen, the son of our sole officer and director and majority stockholder, and for working capital purposes.

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

ITEM 3.     LEGAL PROCEEDINGS

         Neither our Company, nor our Properties, are presently subject to any material litigation, and, to management's knowledge, there is not any material litigation presently threatened against them. We are occasionally subject to ordinary routine legal and administrative proceedings incident to the ownership of residential real estate. Some of the legal and other expenses related to these proceedings are covered by insurance and none of these costs and expenses are expected to have a material adverse effect on our consolidated financial statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended December 31, 2006, and subsequent periods through the date hereof, no matters were submitted to a vote of our stockholders.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our Common Stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"). Through approximately October 15, 2005, our trading symbol was "GFTL." Following a 15-for-1 reverse stock split we effected on or around that date, our trading symbol was changed to "GFLQ." Following our Reincorporation by Merger in Maryland, and resulting name change, effective as of September 20, 2006, our trading symbol was changed to "EIVR."

         There has been practically no "public market" for shares of our Common Stock. No assurance can be given that any market for our Common Stock will develop or be maintained.

HOLDERS

         As of the date hereof, the number of record holders of our Common Stock was approximately 555. The aggregate number of shares outstanding as of the date hereof is 43,761,537.

DIVIDENDS

         We have not declared any cash dividends with respect to our Common Stock and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         We currently have no equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

         In the three-month period ended December 31, 2006, and subsequent periods through the date hereof, we issued unregistered securities, as follows:

Issuance and Conversion of Series C Preferred Stock
---------------------------------------------------

         On October 18, 2006, we issued 43,500 shares of our Series C convertible preferred stock, $0.01 par value per share (the "Series C Preferred Stock") to David Mladen, our majority shareholder and sole officer and director. These shares of Series C Preferred Stock were issued to Mr. Mladen in consideration for his agreement to waive $720,000 of liquidated damages due to him, for the period of July 1, 2006 through October 31, 2006, by virtue of our failure to satisfy certain of our registration requirements.

         Pursuant to the Articles Supplementary to our Amended and Restated Articles of Incorporation we filed with the State Department of Assessments and Taxation of Maryland on October 11, 2006, the holders of our Series C Preferred
Stock:

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

         On October 24, 2006, Mr. Mladen converted the Series C Preferred Shares into 43,500,000 restricted shares of our Common Stock, for no additional consideration.

         We believe that these transaction are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Conversion of Series A Preferred Stock
--------------------------------------

         On March 6, 2007, David Mladen, our majority shareholder and sole officer and director, converted 1,000 shares of the Series A Preferred Stock he purchased from us for approximately $909 on September 29, 2005, into 143,000 shares of our Common Stock, for no additional consideration.

         We believe that this transaction are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

         Between July, 2006 and September, 2006, we purchased an aggregate of 4,969 shares of our Common Stock in the open market, through a brokerage account (the "Brokerage Account") held in the name of Excellency Investment Realty Trust I, L.P., a limited partnership which is owned (i) 81% by the Company, and (ii) 19%, collectively, by David Mladen, our majority shareholder and sole officer and director, and his son, daughter-in-law, daughter, and son-in-law. For accounting purposes, these purchases were treated as treasury stock.

         2,500 of the purchased shares were resold in the open market. The purchase price per share for these shares was between $8.16 and $24.44. The selling price per share for these shares was between $11.66 and $24.26. The difference between the aggregate purchase price and the aggregate sales price of $16,359 was recorded as additional paid in capital in the accompanying consolidated financial statements.

         As of December 31, 2006, 2,469 shares of our common stock are held in the Brokerage Account. We paid an aggregate of $34,168, or an average of $13.83 per share, for the 2,469 shares remaining shares of stock, and have recorded the acquisition of these shares as treasury stock shares at cost in the accompanying consolidated financial statements.

         The following table summarizes the purchases of the shares described above:

-----------------------------------------------------------------------------------------------------

                                                                                    Maximum Number
                                                                                   (or Approximate
                                                               Total Number of     Dollar Value) of
                                                              Shares (or Units)    Shares (or Units)
                                                              Purchased as Part     that May Yet Be
                          Total Number of    Average Price       of Publicly       Purchased Under
                         Shares (or Units)   Paid Per Share    Announced Plans       the Plans or
       Period                Purchased         (or Unit)         or Programs           Programs
-----------------------------------------------------------------------------------------------------
June 1, 2006 - June              0              $ 0.00                0                   0
      30, 2006
----------------------------------------------------------------------------------------------------
July 1, 2006 - July 31,         800             $ 8.55                0                   0
        2006
----------------------------------------------------------------------------------------------------
   August 1, 2006 -             200             $ 8.16                0                   0
   August 31, 2006
----------------------------------------------------------------------------------------------------
  September 1, 2006 -          3,969            $14.57                0                   0
  September 30, 2006
----------------------------------------------------------------------------------------------------
   October 1, 2006 -             0              $ 0.00                0                   0
   October 31, 2006
----------------------------------------------------------------------------------------------------
   November 1, 2006 -            0              $ 0.00                0                   0
   November 30, 2006
----------------------------------------------------------------------------------------------------
   December 1, 2006 -
   December 31, 2006             0              $ 0.00                0                   0
                              ------            ------           ------              ------
----------------------------------------------------------------------------------------------------
Total                          4,969            $13.34                0                   0
                              ======            ======           ======              ======
----------------------------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion should be read in conjunction with the financial statements and notes thereof appearing elsewhere in this Report. In addition, this report contains statements that may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes," "estimates," "expects" and "anticipates" and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of ours to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

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

         o Our inability to derive sufficient revenues from our operations, or obtain financing when needed, would have a material adverse affect on our company, requiring us to curtail or cease operations; and

         o        Additional factors as discussed in Item 1, "Risk Factors."

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

         As of September 28, 2005 (the "Closing Date"), we entered into a Preferred Stock Purchase Agreement with David Mladen (the "Preferred Stock Purchase Agreement"), pursuant to which Mr. Mladen purchased 11,000 shares of our Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), for an aggregate purchase price of $10,000 (the "Preferred Stock Purchase Transaction"). As of the Closing Date, each share of our Series A Preferred Stock was convertible into 5 shares of our common stock, $0.01 par value per share ("Common Stock"), subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

         Further, as of the Closing Date, two of our former stockholders, one of whom was an officer and director of ours, sold an aggregate of 33,761 shares of our Common Stock to Mr. Mladen, which amount represented 28.6% of our issued and outstanding Common Stock (the "Common Stock Purchase Transaction," and, together with the Preferred Stock Purchase Transaction, the "Stock Purchase Transactions").

         In addition, as of the Closing Date, our existing officers and directors resigned, and Mr. Mladen was appointed as our sole officer and director.

         As a result of the Stock Purchase Transactions, Mr. Mladen controlled approximately 51.3% of our voting power. By virtue of (i) the percentage of our Common Stock Mr. Mladen acquired, (ii) the number of shares of Common Stock Mr. Mladen would receive upon conversion of the shares of our Preferred Stock he purchased, (c) the resignation of all of our officers and directors, and (d) the appointment of Mr. Mladen as our sole officer and director, there was deemed to have been a "change in control" of our company as of the Closing Date.

         At the time of the Preferred Stock Purchase Transaction and the Common Stock Purchase Transaction, Mr. Mladen was also the majority stockholder and the sole officer and director of Eternal Enterprise, Inc., a Connecticut Corporation ("Eternal"), which owned the following residential real estate properties (collectively, the "Properties") in Hartford, Connecticut:

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

         Mr. Mladen entered into the Stock Purchase Transactions with the specific intention of taking control of our Company, and, subsequently, combining it with Eternal.

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

         o terminated our Administrative Services Agreement with Laid Back, dated December 20, 2002, pursuant to which we had been receiving certain personnel, sales, marketing, accounting and other administrative services from Laid Back; and

         o terminated our Tax Sharing Agreement with Laid Back, dated December 20, 2002, pursuant to which we had been sharing certain tax responsibilities with Laid Back.

         Between October 26, 2005 and October 31, 2005, we formed eight limited partnerships as wholly-owned Delaware subsidiaries of the Company (the "Limited Partnerships"). At the time of formation, the Company owned 100% of the partnership interests of each of the Limited Partnerships.

         As of November 4, 2005, the pre-acquisition stockholders of Eternal, which consisted of David Mladen and certain of his family members (the "Pre-Acquisition Eternal Stockholders"), exchanged, in the aggregate, 100% of the issued and outstanding shares of common stock of Eternal, for (i) limited partnership interests representing 20% of the total partnership interests of each of the Limited Partnerships, and (b) promissory notes in the aggregate principal amount of $2,610,006 (the "LP Notes") (the "Eternal Acquisition"). The partnership interests of the Limited Partnerships were exchanged for shares of common stock of Eternal based upon the ratio which the value of each Property bears to the aggregate value of all of the Properties. As a result of the Eternal Acquisition, the shares of common stock of Eternal are now 100% owned, in the aggregate, by the Limited Partnerships.

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

         Pursuant to the Partnership Agreements of the Limited Partnerships (the "Partnership Agreements"), among other things, we (i) are the general partner of each of the Limited Partnerships; and (ii) have the right to compel the limited partners (i.e., the Pre-Acquisition Eternal Stockholders) to exchange 100% of their limited partnership interests for shares of common stock of the Company.

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

RECENT DEVELOPMENTS

Amendment to the Conversion Rate of Our Series A Preferred Stock
----------------------------------------------------------------

         On July 12, 2006, we filed our Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (the "Amended Certificate") with the Secretary of State of the State of Oklahoma. Pursuant to the Amended Certificate each share of our Series A Preferred Stock is now convertible into one hundred forty-three (143) shares of our Common Stock. As a result, our remaining 10,000 shares of Series A Preferred Stock, which are owned by David Mladen, our majority shareholder and sole office and director, are convertible into 1,430,000 shares of our Common Stock.

Investment Agreement with Dutchess Private Equities
---------------------------------------------------

         On August 29, 2006, we entered into an Investment Agreement with Dutchess Private Equities Fund, L.P. ("Dutchess"), pursuant to which Dutchess committed to purchase up to $25,000,000 of our Common Stock over the course of thirty six (36) months. The amount that we will be entitled to request from each purchase ("Puts") shall be equal to, at our election, either (i) $250,000, or
(ii) 200% of the average daily volume (U.S. market only) of the Common Stock for the 10 trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The put date shall be the date that Dutchess receives a put notice of a draw down by us. The purchase price shall be set at 93% of the lowest closing Best Bid price of the Common Stock during the pricing period. The pricing period shall be the 5 consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, we shall not be entitled to deliver another put notice. Further, we shall reserve the right to withdraw that portion of the Put that is below 90% of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice. As of the date hereof, we have not requested any Puts under the Investment Agreement.

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

Increased Income And Distributions Due To Healthy U.S. Economy
--------------------------------------------------------------

         Generally, healthy employment in a particular market area enables apartment owners to increase rents charged to tenants. As employment across locations in which we own apartment buildings continues to improve and stabilize, apartment owners in these locations should be able to increase rents ahead of expenses which should increase the revenue we receive from our apartment buildings. As a result, the amount of cash available for distribution to our stockholders should increase. However, our actual results of operations and, accordingly, cash available for distribution, will be affected by a number of factors, including the revenue we receive from our communities, our operating expenses, our debt obligations, interest expense, the ability of our residents to meet their obligations, and unanticipated expenditures. Despite the foregoing, the occupancy rates in our properties have declined from an average of 96% in fiscal 2005 to an average of 89% in fiscal 2006.

PROPERTY MANAGEMENT FEES - RELATED PARTY

         Until June 30, 2006, our Properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (i) 99% by Goran Mladen, the son of David Mladen, our majority shareholder and sole officer and director, and (ii) 1% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement we had with White Knight, according to which White Knight collected the rents for all eight of our properties and paid our operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of our rent revenues.

         As of December 31, 2006 and 2005, White Knight had retained amounts of rent in excess of expenses paid on our behalf totaling $171,767 and $387,266, respectively. Having determined that such amounts due from White Knight are not collectible, we have expensed such amounts due from White Knight as additional property management fees paid to a related party. As a result, property management fees were $202,786 and $451,933 for the years ended December 31, 2006 and 2005, respectively.

         We have discontinued our arrangement with White Knight, and, effective July 1, 2006, we assumed all responsibilities for the management of our Properties.

MORTGAGE NOTES PAYABLE TO ASTORIA FEDERAL MORTGAGE CORP.

         As a result of the Eternal Acquisition, we are the owner of eight Properties, all in the metropolitan Hartford, Connecticut area.

         As of December 27, 2005, we borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp., in connection with the refinancing of the Properties, evidenced by eight notes payable (the "Mortgage Notes"). The Mortgage Notes bear interest at a rate equal to the five (5) year "Fixed Rate Advance" as determined by the Federal Home Bank of New York, plus 2.500%, rounded to the nearest one-eighth of one percent (0.125%). The initial interest rate on the Mortgage Notes, of 5.625%, will remain in effect for 84 months. Thereafter, the interest rate will be adjusted every sixty (60) months. The loans are repayable in monthly installments of principal and interest, due on the first day of each month, commencing February 1, 2006. The principal and interest payments will be based on a 360 month amortization. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be payable. The Mortgage Notes are secured against each respective Property. David Mladen, our majority stockholder, and sole officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan.

         The following sets forth certain material terms of each of the Notes as of December 31, 2006:

         ------------------------------------------------------------------------------
                                                      Mortgage              Monthly
                                                    Note Amount            Principal
                                                       (as of                 and
                                                    December 31,           Interest
         Location of Property                          2006)                Payment
         --------------------------------------------------------------------------------
          154-160A Collins Street, Hartford, CT       $   1,288,300.84  $    7,506.56
         --------------------------------------------------------------------------------
          21 Evergreen Avenue, Hartford, CT           $     695,524.39  $    4,052.62
         --------------------------------------------------------------------------------
          243 & 255 Laurel Street, Hartford, CT       $   1,114,419.79  $    6,493.40
         --------------------------------------------------------------------------------
          252 Laurel Street, Hartford CT              $     576,969.11  $    3,361.83
         --------------------------------------------------------------------------------
          270 Laurel Street, Hartford, CT             $   1,975,921.52  $   11,513.13
         --------------------------------------------------------------------------------
          360 Laurel Street, Hartford, CT             $     584,872.72  $    3,407.89
         --------------------------------------------------------------------------------
          117-145 S. Marshall Street, Hartford, CT    $   1,414,759.81  $    8,243.40
         --------------------------------------------------------------------------------
          56 Webster Street, Hartford, CT             $     474,221.17  $    2,763.15
         ---------------------------------------------================--=============----
               Total:                                 $   8,124,989.35  $   47,341.98
                                                      ================  =============
         --------------------------------------------------------------------------------

         We used the amounts borrowed from Astoria Federal Mortgage Corp. to repay the aggregate amount of $5,263,472 of principal and interest we owed under previous mortgages with Credit Suisse First Boston Mortgage Capital, LLC. In connection with such refinancing, we incurred approximately $654,083 in pre-payment penalties in fiscal 2005. The remaining funds have been used to purchase all of the limited partnership interests of our subsidiary Limited Partnerships owned by Goran Mladen, the son of our sole officer and director and majority stockholder, and for working capital purposes.

REPAYMENT OF OUTSTANDING LOANS

Repayment of Loan made by an Officer/Director
---------------------------------------------

         At various times in 2003, 2004, and 2005, David Mladen, our majority stockholder and sole officer and director, made unsecured loans to Eternal Enterprise, Inc., in the aggregate amount of approximately $400,000 with an interest rate of 6% per annum (the "Mladen Loans"), due on or before May 10, 2010. In fiscal 2006, we paid an aggregate of $145,498 to Mr. Mladen, in full and complete payment of the remaining principal of $132,954 and accrued interest due of $12,544 in connection with the Mladen Loans.

Repayment of Promissory Notes Payable - Related Party
-----------------------------------------------------

         As of November 4, 2005 (the "Loan Date"), the Pre-Acquisition Eternal Stockholders of Eternal Enterprise, Inc., which were comprised of David Mladen, our majority shareholder and sole officer and director, and Mr. Mladen's son, daughter-in-law, daughter, and son-in-law, exchanged, in the aggregate, 100% of the issued and outstanding shares of common stock of Eternal, for (i) limited partnership interests representing 20% of the total partnership interests in each of the Limited Partnerships, and (ii) unsecured promissory notes payable to the Pre-Acquisition Eternal Stockholders in the aggregate principal amount of $2,610,006 (the "LP Notes"). In consideration for our ownership of 80% of the total partnership interests of each of the Limited Partnerships, we agreed to assume the LP Notes.

         The interest rate on the LP Notes is 7% per annum. The entire balance of principal and interest of the LP Notes is due and payable on November 4, 2010. The LP Notes may be prepaid without penalty. All payments shall be applied first toward the payment of interest and the balance towards the reduction of principal.

         For the year ended December 31, 2006, we paid Mr. Mladen a total of $170,797 of interest due under his portion of the LP Notes.

LIQUIDATED DAMAGES

         In connection with David Mladen's purchase of 11,000 shares of our Series A Preferred Stock (the "Preferred Stock") on September 29, 2005, we entered into a Registration Rights Agreement with Mr. Mladen (the "Registration Rights Agreement"), pursuant to which we agreed to prepare, and, on or prior to the sixtieth (60th) day following the date of such purchase, file with the Securities and Exchange Commission a Resale Registration Statement on Form SB-2 (the "Resale Registration Statement"), to register all of the shares of our Common Stock underlying the Preferred Stock (the "Conversion Shares"). Further, pursuant to the Registration Rights Agreement, we are required to use best efforts to (a) have the SEC declare the Resale Registration Statement effective within ninety (90) days after filing the Resale Registration Statement with the SEC (or one hundred and twenty (120) days if we receive any comments on the Registration Statement from the SEC), and (b) maintain the effectiveness of the Resale Registration Statement until all such common shares have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act of 1933, as amended.

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

         Mr. Mladen waived the liquidated damages due to him for the period between November 28, 2005 through June 31, 2006. We issued Mr. Mladen 43,500 shares of our Series C Preferred Stock for his agreement to waive additional liquidated damages due to him for the period between July 1, 2006 and October 31, 2006. The Resale Registration Statement was filed on November 29, 2006, however, on February 2, 2007, we requested its withdrawal.

         We account for the Registration Rights Agreement as a separate freestanding instrument and account for the liquidated damages provision as a derivative liability subject to SFAS 133. Accordingly, the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date, with changes in value recorded in other income. As of December 31, 2006, the liability amounted to approximately $1,241,000, and is included on the balance sheet as a derivative liability.

RESULTS OF OPERATIONS

         As of December 31, 2006 and 2005 we owned interests in 8 Properties. Details on the Properties are as follows:

--------------------------------------------------------------------------------
                                                    Occupancy       Occupancy
                                                    Rate as of      Rate as of
                                                   December 31,    December 31,
Location                      Number of Units          2006            2005
--------------------------------------------------------------------------------
154-160A Collins Street        41 units                  80%            90%
Hartford, CT
--------------------------------------------------------------------------------
21 Evergreen Avenue            24 units                  88%            96%
Hartford, CT
--------------------------------------------------------------------------------
243 & 255 Laurel Street        34 units                  95%            95%
Hartford, CT
--------------------------------------------------------------------------------
252 Laurel Street              18 units                  94%           100%
Hartford, CT
--------------------------------------------------------------------------------
270 Laurel Street              77 units                  93%            98%
Hartford, CT
--------------------------------------------------------------------------------
360 Laurel Street              18 units                  75%           100%
Hartford, CT
--------------------------------------------------------------------------------
117-145 S. Marshall Street     42 units                  79%            97%
Hartford, CT
--------------------------------------------------------------------------------
56 Webster Street              16 units                  95%           100%
Hartford, CT
--------------------------------------------------------------------------------

COMPARISON OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 TO THE YEAR ENDED DECEMBER 31, 2005

The following summarizes changes in our operations for the years ended December 31, 2006 and 2005. Our net loss for the year ended December 31, 2006, was $2,395,036. The primary reasons for this loss were a decrease in our rental revenues, increases in general and administrative expenses and interest expense, and the loss on derivative instruments. For the year ended December 31, 2005, we had a net loss of $1,660,639.

Rental Revenue

         Revenues decreased approximately $67,095, from $1,616,685 to $1,549,590, or approximately 4.2%, in the current year. This decrease was primarily related to lower occupancy rates at our Properties.

Property Operating Costs

         Property operating costs decreased $131,593, from $1,042,924 to $911,331, or approximately 12.6%, in the current year. The decrease was primarily related to a decrease in utility costs.

General and Administrative

         General and administrative expense increased approximately $136,733, from $489,411 in the year ended December 31, 2005 to $626,144 in the year ended December 31, 2006, or approximately 28.0%. The increase was due to increased professional fees incurred in connection with regulatory filings relating to our transition into a public company.

Depreciation And Amortization

         Depreciation and amortization expense decreased $93,126, from $245,011 to $151,885, or 38.0%, in the current year.

Management Fee - Related Party

         Until June 30, 2006, our Properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (i) 99% by Goran Mladen, the son of David Mladen, our majority shareholder and sole officer and director, and (ii) 1% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement we had with White Knight, according to which White Knight collected the rents for all eight of our properties and paid our operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of our rent revenues.

         As of December 31, 2006 and 2005, White Knight had retained amounts of rent in excess of expenses paid on our behalf totaling $171,767 and $387,266, respectively. Having determined that such amounts due from White Knight are not collectible, we have expensed such amounts due from White Knight as additional property management fees paid to a related party. As a result, property management fees were $202,786 and $451,933 for the years ended December 31, 2006 and 2005, respectively.

         We have discontinued our arrangement with White Knight, and, effective July 1, 2006, we assumed responsibilities for the management of our Properties.

         There was a decrease in property management fees of $249,147, or approximately 55.1% in the year ended December 31, 2006 compared to 2005. The reason for this decrease was our termination of our management agreement with White Knight Management as of June 30, 2006.

Interest Expense

         Interest expense increased $231,447, from $393,962 to $625,409, or approximately 58.7%, in the current year. The reason for this increase was primarily related to increased interest on the promissory notes under our mortgage notes payable, due to the refinancing of our Properties in December 2005.

Realized Loss from Sales of Trading Securities

         In the year ended December 31, 2006, we lost $587,097 from sales of trading securities. Our investments are comprised of equity securities of publicly traded companies. At December 31, 2006, the investments had an aggregate cost of $51,652 and an aggregate market value of $51,614, which resulted in a net unrealized loss of $38. We did not have a trading portfolio of equity securities in the year ended December 31, 2005.

Derivative Liability

         In the year ended December 31, 2006, we lost $917,000 due to a derivative liability resulting from our failure to satisfy certain registration requirements of ours, as further described in the "Liquidated Damages" section above. We did not have these registration requirements in fiscal 2005.

Exit Fees On Early Repayment of Mortgages

         In fiscal 2005 we incurred fees for early repayment of mortgages in the aggregate amount of $654,083. This was primarily due to the write-off of the remaining deferred financing costs on the Wells Fargo mortgage that was refinanced in 2005. There were no similar fees in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

         We have suffered recurring losses from operations. For the fiscal year ended December 31, 2006, we had a net loss of $2,395,036, net cash used in operations of $1,247,662, and a net stockholders' deficit of $5,892,687. We expect that the rental income we receive from tenants of our Properties will be our primary source of funds going forward. In order to acquire additional apartment properties, and, if necessary, to fund our operations, we may determine to take out additional loans from financial institutions or raise funds from one or a combination of debt offerings and equity offerings. Management plans to manage cash flows carefully. However, we have no assurance that sufficient cash flow will be generated in the future to meet our operating requirements. This raises substantial doubt about our ability to continue as a going concern.

         Our cash and cash equivalents balance was $1,070,493 at December 31, 2006. This represents a decrease of $1,835,036 from the beginning of our fiscal year. All cash and cash equivalents are held in money market or checking accounts.

USES OF CAPITAL

Net Cash Flow Used In Operations
--------------------------------

         During the year ended December 31, 2006, we used $608,913 in operations, compared to $948,458 used in operations during the year ended December 31, 2005. The primary reason for this increase was the accrual of a derivative liability due to our failure to meet certain of our registration requirements.

Net Cash Used in Investing Activities
-------------------------------------

         During the year ended December 31, 2006, we used $684,903 in investing activities, compared to $35,242 invested during the year ended December 31, 2005. The primary reason for this increase were losses from our purchase of treasury stock.

Net Cash From Financing Activities
----------------------------------

         During the year ended December 31, 2006, we used $541,220 in financing activities, compared to $3,863,548 provided from financing activities during the year ended December 31, 2005. The primary reason for this difference was the refinancing of our Properties in fiscal 2005.

CRITICAL ACCOUNTING POLICIES

Use of Estimates
----------------

         The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications
-----------------

         Certain amounts in the December 31, 2005 consolidated financial statements have been reclassified to conform to the December 31, 2006 presentation. Effective December 31, 2006, we elected to reclassify additional management fees paid to a related party in the amount of $387,266 from general and administrative expense to management fee-related party.

Restricted Cash
---------------

         Restricted cash totals $202,686 and consists of funds required to settle our obligation associated with securities sold, not yet purchased at December 31, 2006.

Investments in Trading Securities
---------------------------------

         We account for our investments in trading securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which we do not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings, and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date. At December 31, 2006, all investments are classified as trading securities.

         A primary investment strategy we used in fiscal 2006 consisted of short-selling of securities, which results in obligations to purchase securities at a later date. As of December 31, 2006, our total obligation for these securities sold, not yet purchased was $202,686 recorded as a liability on the Balance Sheet.

Derivative Liabilities
----------------------

         We account for the registration rights agreements as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded as other non operating income or expense.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         Our contractual obligations, as of December 31, 2006, were as follows:

--------------------------------------------------------------------------------------------------------
                                       Payments Due By Period
--------------------------------------------------------------------------------------------------------
                                               Less than                                     More than
Contractual obligations          Total          1 year          1-3 years      3-5 years      5 years
--------------------------------------------------------------------------------------------------------
   Mortgages                  $ 8,124,989     $   113,982     $   248,082    $   277,548     $ 7,485,377
--------------------------------------------------------------------------------------------------------
   Promissory Note            $ 2,610,006          --              --        $ 2,610,006          --
                              -----------     -----------     -----------    -----------     -----------
--------------------------------------------------------------------------------------------------------
Total                         $10,734,995     $   113,982     $   248,082    $ 2,887,554     $ 7,485,377
                              ===========     ===========     ===========    ===========     ===========
--------------------------------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

         In February 2007, the FASB Issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS No. 159"). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, "Fair Value Measurements." An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). We are evaluating the impact the adoption of SFAS No. 159 will have on our consolidated financial statements.

         In December 2006, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." The guidance is effective for fiscal years beginning December 15, 2006. We are evaluating the new pronouncement and believe that it will have a significant impact on the determination or reporting of our financial results.

         FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact of SFAS 157 on our consolidated financial statements.

         In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. We do not believe that the adoption of SAB No. 108 will materially impact our consolidated financial statements.

         In June 2006, FASB issued FIN 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes" was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period that FIN 48 is adopted. We have not yet determined the impact of the adoption of FIN 48 on our consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                     Excellency Investment Realty Trust, Inc

                        Consolidated Financial Statements

                     Years Ended December 31, 2006 and 2005

                                    Contents
                                    --------

                                                                                                    Page
                                                                                                   Number

Report of Weinberg & Co., P.A. ................................................................      F-1


Report of Carlin, Charron & Rosen, LLP ........................................................      F-2


Consolidated Balance Sheet at December 31, 2006................................................      F-3


Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005...........      F-4


Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005...........      F-5


Consolidated Statements of Changes in Shareholders' Deficit for the Years Ended
December 31, 2006 and 2005.....................................................................      F-6


Notes to the Consolidated Financial Statements.................................................  F-7 - F-26

                       [Letterhed of Weinberg & Co., P.A.]

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders of
Excellency Investment Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheet of Excellency Investment Realty Trust, Inc. and subsidiaries (the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excellency Investment Realty Trust, Inc. and subsidiaries at December 31, 2006, and the consolidated results of operations and cash flows for the year ended December 31, 2006, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $2,395,036, net cash used in operations of $608,913 and has a net stockholders' deficit of $5,892,687 all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Weinberg & Company, P.A.

Boca Raton, Florida
April 16, 2007

                  [Letterhead of Carlin, Charron & Rosen, LLP]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Excellency Investment Realty Trust, Inc. (f/k/a Gift Liquidators, Inc.)


We have audited the accompanying consolidated statements of operations, changes in stockholders' deficit and cash flows of Excellency Investment Realty Trust, Inc. and subsidiaries (the Company) for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, changes in stockholders' deficit and cash flows are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of operations, changes in stockholders' deficit and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated statements of operations, changes in stockholders' deficit and cash flows. We believe that our audit of the consolidated statements of operations, changes in stockholders' deficit and cash flows provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, changes in stockholders' deficit and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Excellency Investment Realty Trust, Inc. and subsidiaries for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/ Carlin, Charron & Rosen, LLP
Glastonbury, Connecticut
June 6, 2006

                        EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                               (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                                       CONSOLIDATED BALANCE SHEET
                                          At December 31, 2006

                                                               ASSETS
     Real Estate
          Land                                                                                       $    811,402
          Building and improvements                                                                     5,182,456
                                                                                                     ------------
                                                                                                        5,993,858
     Less: accumulated depreciation                                                                     1,134,626
                                                                                                     ------------
                                                                                                        4,859,232

     Cash and cash equivalents                                                                          1,070,493
     Accounts receivable-tenants, net of allowance for doubtful
      accounts of $102,884 for 2006                                                                        13,957
     Deferred financing costs, net of accumulated amortization of
      of $14,312                                                                                          163,209
    Escrow account                                                                                         94,162
    Investments in trading securities                                                                      51,614
    Investments in trading securities- Restricted Cash                                                    202,686
    Other assets                                                                                           58,444
                                                                                                     ------------
                                                                                                     $  6,513,797
                                                                                                     ============


                                            LIABILITIES AND STOCKHOLDERS' DEFICIT

     Motgage notes payable                                                                           $  8,124,989
     Promissory notes payable-related party                                                             2,610,006
     Security deposits                                                                                    108,246
     Accounts payable and accrued expenses                                                                119,557
     Securities sold, not yet purchased                                                                   202,686
     Derivative liability                                                                               1,241,000
                                                                                                     ------------
                                                                                                       12,406,484
                                                                                                     ------------
Commitments and contingencies

Stockholders' Deficit:

   Series A Convertible Preferred Stock, par value $0.01, 11,000 shares authorized, 11,000
     issued and outstanding.  Aggregate liquidation preference of $10,010 ($0.91 per share)                   110
   Series B Preferred Stock, par value $0.01, 20,000
     shares authorized, 0 shares issued and outstanding                                                         -
   Common stock, par value $0.01, 200,000,000 shares authorized, 43,618,537 issued and
     outstanding                                                                                          436,185
   Treasury stock, at cost- 2,469 shares                                                                  (34,168)
   Additional paid-in capital                                                                           1,835,359
   Accumulated deficit                                                                                 (8,130,173)
                                                                                                     ------------
                                                                                                       (5,892,687)
                                                                                                     ------------
                                                                                                     $  6,513,797
                                                                                                     ============


See accompanying notes to consolidated financial statements.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended             Year Ended
                                                               December 31, 2006      December 31, 2005
                                                               -----------------      -----------------
Rental revenue                                                   $ 1,549,590             $ 1,616,685
                                                                 -----------             -----------
Operating expenses:
  Property operating costs                                           911,331               1,042,924
  General and administrative                                         626,144                 489,411
  Depreciation and amortization                                      151,885                 245,011
  Management fee-related party                                       202,786                 451,933
                                                                 -----------             -----------

Total operating expenses                                         $ 1,892,146             $ 2,229,279
                                                                 -----------             -----------
Operating income                                                    (342,556)               (612,594)
                                                                 -----------             -----------
                                                                           -                       -
Nonoperating expenses and income:                                          -                       -
  Interest expense                                                  (625,409)                (393,962)
  Other income                                                        77,064                       -
  Realized loss from sales of trading securities                    (587,097)                      -
  Loss on derivative instrument                                     (917,000)                      -
  Net unrealized loss on trading securities                              (38)                      -
  Exit fees on early repayment of mortgages                                -                (654,083)
                                                                 -----------             -----------

Total nonoperating expenses                                       (2,052,480)             (1,048,045)
                                                                 -----------             -----------

  Net loss                                                       $(2,395,036)            $(1,660,639)
                                                                 ===========             ===========


Loss per common share-basic and diluted                          $     (0.36)            $    (14.01)
                                                                 ===========             ===========

Weighted average common shares outstanding basic and diluted       6,673,332                 118,537
                                                                 ===========             ===========


See accompanying notes to consolidated financial statements.


                              EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                      (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


CASH FLOWS FROM OPERATING ACTIVITIES                                                           2006              2005
                                                                                               ----              ----
Net loss                                                                                  $(2,395,036)       (1,660,639)
Adjustments to reconcile net loss to net cash
  provided (used) in operating activities:
  Loss on sale of securities                                                                  587,097                 -
  Loss on derivative instrument                                                                917,000                 -
  Depreciation and amortization                                                               151,886           245,011
  Provision for doubtful accounts                                                              95,569            10,315
  Compensation charge related to buy-back of minority interest                                      -           479,096
  Net unrealized loss on trading securities                                                        38                 -

Changes in Operating Assets and Liabilities:
  Accounts receivable-tenants                                                                 (68,641)           (1,602)
  Other receivables                                                                                 -          (167,020)
  Escrow                                                                                        5,528            61,914
  Other assets                                                                                130,649            (5,138)
  Security deposits                                                                            26,441           (12,086)
  Accounts payable and accrued expenses                                                       (59,444)          101,691
                                                                                          -----------       -----------
   Net cash used in operating activities                                                     (608,913)         (948,458)
                                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchases of trading securities                                                          (638,749)                -
Purchase of treasury stock                                                                    (61,420)                -
Proceeds from sale of treasury stock                                                           43,611                 -
  Purchase of fixed assets                                                                    (28,345)          (35,242)
                                                                                          -----------       -----------

   Net cash used in operating activities                                                     (684,903)          (35,242)
                                                                                          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from mortage refinancing                                                                 -         3,913,753
  Repayments of loans to officer/director                                                    (457,954)                -
  Proceeds of loans from officer/director                                                      15,745           117,317
  Repayment of mortgage notes payable                                                         (99,011)                -
  Proceeds from the issuance of preferred stock                                                     -            10,000
  Payment of deferred financing costs                                                               -          (177,522)
                                                                                          -----------       -----------
   Net Cash (Used in) Provided by Financing Activities                                       (541,220)        3,863,548
                                                                                          -----------       -----------
(Decrease) Increase in Cash                                                                (1,835,036)        2,879,848
Cash- Beginning of Year                                                                     2,905,529            25,681
                                                                                          -----------       -----------
Cash-End of Year                                                                          $ 1,070,493       $ 2,905,529
                                                                                          ===========       ===========

Cash paid during the period during the period for interest                                $   619,763       $   369,972
                                                                                          ===========       ===========
Cash paid during the period during the period for taxes                                   $       500       $         -
                                                                                          ===========       ===========
Non-Cash Transactions


Contributions of capital for waived liquidared damages related to derivative liability    $ 1,534,000       $         -
                                                                                          ===========       ===========
Common stock issued in consideration for waived liquidated damages                        $   720,000       $         -
                                                                                          ===========       ===========
Issuance of promissory notes in connection with acquisition
of Eternal Enterprises, Inc.                                                              $         -       $ 2,610,006
                                                                                          ===========       ===========

Net Inflow of refinancing:

Purchase of partnership interest                                                          $         -       $  (479,096)
Proceeds from mortgage notes payable                                                                -         8,224,000
Repayment of mortgage                                                                               -        (3,831,151)
                                                                                          -----------       -----------
   Net inflow from refinancing                                                            $         -       $ 3,913,753
                                                                                          ===========       ===========


See accompanying notes to consolidated financial statements.

                                              EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                                       (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                                                                        Additional
                                      Preferred Stock-Series A   Preferred Stock-Series C          Common Stock           Paid-in
                                        Shares       Amount         Shares        Amount       Shares        Amount       Capital
                                        ------       ------         ------        ------       ------        ------       -------
Balance at  January 1, 2005                  -    $         -              -   $         -          500   $     1,000             -

Recapitalization                        11,000            110              -             -      118,037           185             -

Net loss                                     -              -              -             -            -             -             -
                                      --------    -----------    -----------   -----------  -----------   -----------   -----------
Balance ar December 31, 2005            11,000            110              -             -      118,537         1,185             -


Preferred stock issued                       -              -         43,500       720,000            -             -             -
Conversion of preferred stock                -              -        (43,500)     (720,000)  43,500,000       435,000       285,000
Purchase of treasury stock                   -              -              -             -            -             -             -
Proceeds from sale of treasury stock         -              -              -             -            -             -        16,359
Contributed capital - waiver of
   liquidating damages                       -              -              -             -            -             -     1,534,000
Net loss                                     -              -              -             -            -             -             -
                                      --------    -----------    -----------   -----------  -----------   -----------   -----------
Balance at December 31, 2006            11,000    $       110              -   $         -   43,618,537   $   436,185   $ 1,835,359
                                      ========    ===========    ===========   ===========  ===========   ===========   ===========


                                         Accumulated   Treasury Stock
                                           Deficit     Shares at Cost       Total
                                           -------     --------------       -----

Balance at  January 1, 2005               $ 1,128,602    $         -    $ 1,129,602

Recapitalization                           (5,203,100)             -     (5,202,805)

Net loss                                   (1,660,639)             -     (1,660,639)
                                          -----------    -----------    -----------
Balance ar December 31, 2005               (5,735,137)             -     (5,733,842)


Preferred stock issued                              -              -        720,000
Conversion of preferred stock                       -              -              -
Purchase of treasury stock                          -        (61,420)       (61,420)
Proceeds from sale of treasury stock                -         27,252         43,611
Contributed capital - waiver of
   liquidating damages                              -              -      1,534,000
Net loss                                   (2,395,036)             -     (2,395,036)
                                          -----------    -----------    -----------
Balance at December 31, 2006              $(8,130,173)   $   (34,168)   $(5,892,687)
                                          ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

Company Background
------------------

Excellency Investment Realty Trust, Inc. (f/k/a Gift Liquidators, Inc.) and its predecessor companies were originally incorporated in 1963 as Dorsett Educational Systems, Inc. ("Dorsett"). From 1963 through the mid-1980's, Dorsett was in the business of developing and marketing educational material. During that same period, the stock of Dorsett was publicly traded.

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

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

As of September 28, 2005 (the "Closing Date"), the Company entered into a Preferred Stock Purchase Agreement with David Mladen, pursuant to which Mr. Mladen purchased 11,000 shares of the Company's Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), for an aggregate purchase price of $10,000 (the "Preferred Stock Purchase Transaction"). As of the Closing Date, each share of the Company's Series A Preferred Stock was convertible at any time, at the holder's option, into 5 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

In addition, as of the Closing Date, two of the Company's former stockholders, including Mr. Colclasure, a former officer and director of the Company, sold an aggregate of 33,761 shares of the Company's Common Stock to Mr. Mladen, which amount represented 28.6% of the Company's issued and outstanding Common Stock, for an aggregate purchase price of $325,000 (the "Common Stock Purchase Transaction").

Further, as of the Closing Date, the Company's existing officers and directors resigned, and Mr. Mladen was appointed as the Company's sole officer and director.

As a result of the Preferred Stock Purchase Transaction and the Common Stock Purchase Transaction (jointly, the "Purchase Transactions"), as of the Closing Date, Mr. Mladen owned and/or controlled approximately 51% of the Company's voting power. By virtue of (i) the percentage of the Company's Common Stock Mr. Mladen acquired, (ii) the number of shares of Common Stock Mr. Mladen would receive upon conversion of the shares of Preferred Stock he purchased, (iii) the resignation of all of the Company's officers and directors, and (iv) the appointment of Mr. Mladen as the Company's sole officer and director, there was deemed to have been a "change in control" of the Company as of the Closing Date.

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

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

Reverse Stock Spilt
-------------------

As of September 29, 2005, the Company's board of directors approved a 15-1 reverse stock spilt of the Company's Common Stock, in which every fifteen shares of the Company's Common Stock would be combined into one share of the Company's Common Stock. The Company was authorized to either (i) round any fractional shares resulting from such reverse spilt to the nearest whole share, or (ii) purchase such fractional shares from the applicable shareholders at their fair market value. Immediately prior to the spilt there were approximately 118,048 common shares issued and outstanding.

Merger
------

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

Prior to the Reverse Merger, described below, Mr. Mladen, the Company's majority stockholder and sole officer and director, was also the majority stockholder and the sole officer and director of Eternal. The other stockholders of Eternal were
(i) Mr. Mladen's daughter, (ii) Mr. Mladen's son-in-law, (iii) Mr. Mladen's son, and (iv) Mr. Mladen's daughter-in-law (collectively, with Mr. Mladen, the "Pre-Acquisition Eternal Stockholders"). Mr. Mladen entered into the Stock Purchase Transactions described above, with the specific intention of taking control of the Company, and, subsequently, causing the Company to acquire Eternal.

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

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

On November 4, 2005, the Pre-Acquisition Eternal Stockholders exchanged, in the aggregate, 100% of the issued and outstanding shares of Common Stock of Eternal for (i) limited partnership interests representing 20% of the total partnership interests in each of the Limited Partnerships, and (ii) unsecured promissory notes payable to the Pre-Acquisition Eternal Stockholders in the aggregate principal amount of $2,610,006 (the "LP Notes"), pursuant to Contribution Agreements between the Pre-AcquisitionEternal Stockholders and the Limited Partnerships (the "Reverse Merger"). As a result, Eternal is now 100% owned, in the aggregate, by the Limited Partnerships.In consideration of the Company's ownership of 80% of the total partnership interests of each of the Limited Partnerships that now own 100% of Eternal, the Company agreed to assume the LP Notes.

The partnership interests of the Limited Partnerships were exchanged for shares of common stock of Eternal based upon the ratio by which the value of each Property bears to the aggregate value of all of the Properties.

Pursuant to the Partnership Agreements of the Limited Partnerships (the "Partnership Agreements"), among other things, the Company (i) is the general partner of each of the Limited Partnerships, and (ii) has the right to compel the limited partners (i.e., the Pre-Acquisition Eternal Stockholders) to exchange 100% of their limited partnership interests for shares of Common Stock of the Company. In the event the Company, as general partner of the Limited Partnerships, compels the limited partners to exchange their limited partnership interests for shares of Common Stock of the Company, certain family members of Mr. Mladen, the Company's majority stockholder and sole officer and director, would become shareholders of the Company.

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

As of December 29, 2005, the Company entered into a Purchase and Sale Agreement with Goran Mladen, the Company's majority stockholder and sole officer and director's son (the "Purchase Agreement"), pursuant to which the Company purchased all of the limited partnership interests of the Limited Partnerships owned by Goran Mladen, for an aggregate purchase price of $479,096. As a result, the Company now owns approximately 81% of the partnership interests of each of the Limited Partnerships.

The Company's consolidated financial statement as of and for the year ended December 31, 2005, have been restated to give retroactive effect to the Reverse Merger.

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

Reincorporation by Merger in Maryland
-------------------------------------

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

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

While the Reincorporation by Merger resulted in changes to the Company's name and state of incorporation, as well as the other changes listed above, it did not result in any material changes to its business, management, assets, liabilities or net worth.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through December 31, 2006. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

Financial Statement Presentation
--------------------------------

Because the Company is engaged in the rental and sale of real estate, the operating cycle may extend beyond one year. Accordingly, following the usual practice of the real estate industry, the accompanying consolidated balance sheet is unclassified.

Going Concern
-------------

The Company has suffered recurring losses from operations. During the year ended December 31, 2006, the Company had a net loss of $2,395,036, net cash used in operations of $608,913 and has a net stockholders' deficit of $5,892,687, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to raise capital through a combination of debt and equity financings and to manage cash flows carefully. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates
----------------

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications
-----------------

Certain amounts in the December 31, 2005 consolidated financial statements have been reclassified to conform to the December 31, 2006 presentation. Effective December 31, 2006, the Company elected to reclassify additional management fees paid to a related party in the amount of $387,266 from general and administrative expense to management fee-related party.

Real Estate
-----------

Real estate is stated at cost. The Company's real estate has been pledged as security for various mortgage notes payable.

Depreciation
------------

Buildings are depreciated using the straight line method over an estimated useful life of 40 years. Building improvements are depreciated using the straight line method over their estimated service lives, as determined by management, generally between 5 and 15 years. Depreciation expense for the years ended December 31, 2006 and 2005 was $137,573 and $135,331, respectively.

Impairment of Long-lived Assets
-------------------------------

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

Cash and Cash Equivalents
-------------------------

All highly liquid investments with an original maturities of three months or less are considered to be cash equivalents. The Company maintains its cash accounts with various financial institutions located in Hartford, Connecticut.

Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2006, the uninsured portion of cash balances held at such financial institutions was $1,012,559.

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash
---------------

Restricted cash totals $202,686 and consists of funds required to settle the Company's obligation associated with securities sold, not yet purchased at December 31, 2006.

Accounts Receivable - Tenants
-----------------------------

Tenant receivables are reported net of an allowance for doubtful accounts. Management's estimate of the allowance is based on historical collection experience and a review of the current status of specific tenant accounts receivable. The Company fully reserves for moved-out balances. After a six month period, the Company charges-off the moved out balances for the previous six months against accounts receivable.

Investments in Trading Securities
---------------------------------

The Company accounts for its investments in trading securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings (see Note 5), and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date. At December 31, 2006, all investments are classified as trading securities.

A primary investment strategy used by the Company in 2006 consisted of short-selling of securities, which results in obligations to purchase securities at a later date. As of December 31, 2006, the Company's total obligation for these securities sold, not yet purchased was $202,686 recorded as a liability on the Balance Sheet.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, investments in trading securities, accounts payable and accrued expenses and securities sold, not yet purchased at December 31, 2006, approximate their fair value because of their relatively short maturities.

The carrying value of long-term debt consisting of notes payable - related party and mortgage notes payable approximates their fair values based upon current rates at which the Company could borrow funds with similar remaining maturities.

Concentrations of Credit Risk
-----------------------------

The Company's real estate is located in the same geographic area of Hartford, CT. If this area experiences significant changes in its economy, this may have an adverse effect on the Company's operations.

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Liabilities
----------------------

The Company accounts for the registration rights agreements as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," Emerging Issue Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock," and EITF 05-04, "The Effect of a Liquidating Damages Clause in a Free Standing Financial Instrument Subject to EITF 00-19." Accordingly the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded as other non operating income or expense (see Note 7).

Deferred Financing Costs
------------------------

Deferred financing costs include fees and costs to obtain the Company's mortgages and other notes payable. These costs are amortized over the terms of the respective loans. Amortization expense for the years ended December 31, 2006 and 2005 was $14,312 and $67,370, respectively.

Revenue Recognition
-------------------

Leases entered into between tenants and the Company for the rental of apartment units are generally year to year and are renewable upon consent of both parties on an annual or monthly basis. The Company also offers shorter term leases. Rental income is earned on a straight-line basis over the terms of the lease. Advance receipts of rental income are deferred and classified as liabilities.

Loss Per Common Share
---------------------

Loss per common share (basic and diluted) is calculated based on the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock and treasury shares were not included in the computation of diluted loss per share because to do so would have been anti-dilutive.

For the years ended December 31, 2006 and 2005, respectively, 1,573,000 and 55,000 of common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

Income Taxes
------------

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

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of December 31, 2006, the Company has concluded that it is more likely than not that the Company will not realize any deferred tax assets and has provided a valuation allowance against the entire balance.

Comprehensive Income and Loss
-----------------------------

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

Recent Accounting Pronouncements and Interpretations
----------------------------------------------------

In February 2007, the FASB Issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS No. 159"). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, "Fair Value Measurements." An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is evaluating the impact of the adoption of SFAS No. 159 will have on the Company's consolidated financial statements.

In December 2006, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." The guidance is effective for fiscal years beginning December 15, 2006. The Company has evaluated the new pronouncement and has determined that it will have a significant impact on the determination or reporting of the Company's consolidated financial results.

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company does not believe that the adoption of SAB No. 108 will materially impact the Company's consolidated financial statements.


In June 2006, FASB issued FIN 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes" was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period that FIN 48 is adopted. The Company does not believe that the adoption of FIN 48 will materially impact its consolidated financial statements.

NOTE 3 - NOTES PAYABLE

Promissory Notes Payable - Related Party
----------------------------------------

As of November 4, 2005 (the "Loan Date"), the Pre-Acquisition Eternal Stockholders of Eternal Enterprise, Inc., which are comprised of David Mladen, the Company's majority shareholder and sole officer and director, and Mr. Mladen's son, daughter-in-law, daughter, and son-in-law, exchanged, in the aggregate, 100% of the issued and outstanding shares of common stock of Eternal, for (i) limited partnership interests representing 20% of the total partnership interests in each of the Limited Partnerships, and (ii) unsecured promissory notes payable to the Pre-Acquisition Eternal Stockholders in the aggregate

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE (Continued)

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

For the year ended December 31, 2006, the Company paid Mr. Mladen a total of $170,797 of interest due under his portion of the LP Notes.

Equity Line
-----------

On August 29, 2006, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, L.P. (the "Investor"), pursuant to which the Investor committed to purchase up to $25,000,000 of the Company's common stock over the course of thirty six (36) months. The amount that the Company shall be entitled to request from each purchase ("Puts") shall be equal to, at the Company's election, either (i) $250,000, or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the 10 trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by the Company. The purchase price shall be set at 93% of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the 5 consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, the Company shall not be entitled to deliver another put notice. Further, the Company shall reserve the right to withdraw that portion of the Put that is below 90% of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice. As of December 31, 2006, the Company had not raised any funds under this Investment Agreement.

In connection with the Investment Agreement, the Company paid the Investor a due diligence fee of $15,000 during the year ended December 31, 2006.

Mortgage Notes Payable
----------------------

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

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE (Continued)

The Mortgage Notes are collateralized by each respective Property. David Mladen, the Company's majority stockholder and sole officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. The Company incurred approximately $178,000 of deferred financing costs related to these loans, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense was $14,312 and $67,370 for the years ended December 31, 2006 and 2005, respectively.

The following sets forth the amounts outstanding on each of the Notes at December 31, 2006 and the initial required monthly principal and interest payments:

                                                   Mortgage Note       Initial Monthly Principal
                   Location of Property                Amount            and Interest Payment
------------------------------------------------------------------------------------------------
270 Laurel Street, Hartford, CT                    $1,975,922                 $   11,513
117-145 S. Marshall Street, Hartford, CT            1,414,759                      8,243
154-160A Collins Street, Hartford, CT               1,288,301                      7,506
243 &255 Laurel Street, Hartford, CT                1,114,420                      6,496
21 Evergreen Avenue, Hartford, CT                     695,524                      4,052
360 Laurel Street, Hartford, CT                       584,873                      3,407
252 Laurel Street, Hartford CT                        576,969                      3,363
56 Webster Street, Hartford, CT                       474,221                      2,763

------------------------------------------------------------------------------------------------
Total                                              $8,124,989                 $   47,343
=================================================================================================

In connection with the refinance described above, the Company defeased its existing mortgage with Credit Suisse First Boston Mortgage Capital, LLC. The Company incurred approximately $654,000 in costs associated with the defeasance. Additionally, the Company wrote-off the remaining deferred financing costs related to the mortgage totaling approximately $110,000. The remaining funds have been used to purchase all of the limited partnership interests of our subsidiary Limited Partnerships owned by Goran Mladen, the son of the Company's sole officer and director and majority stockholder, and for working capital purposes.

Principal payment maturities on the mortgage outstanding at December 31, 2006 are:

           Fiscal Year         Amount
         -------------------------------------

               2007             $  113,982
               2008                120,561
               2009                127,521
               2010                134,881
               2011                142,667
            Thereafter           7,485,377
         -------------------------------------
                                $8,124,989
         =====================================

NOTE 4 - ESCROW ACCOUNT

As of December 31, 2006, the Company maintained an escrow account with Astoria Federal Mortgage Corp. in the amount of $94,162 for the payment of real estate taxes and property insurance.

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENTS IN TRADING SECURITIES

The Company's investments are comprised of equity securities of publicly traded companies. At December 31, 2006, the investments had an aggregate cost of $51,652 and an aggregate market value of $51,614, which resulted in a net unrealized loss of $38.

Between July, 2006 and September, 2006, the Company purchased an aggregate of 4,969 shares of its common stock in the open market, through a brokerage account held in the name of Excellency Investment Realty Trust I, L.P., a limited partnership which is owned (i) 81% by the Company, and (ii) 19%, collectively, by David Mladen, the Company's majority shareholder and sole officer and director, and his son, daughter-in-law, daughter, and son-in-law. For accounting purposes, these purchases were treated as treasury stock of which 2,500 of the purchased shares were resold in the open market. The purchase price of these shares was between $8.16 and $24.44, and the selling price per share was between $11.66 and $24.26, or an average aggregate sales price of $17.44. The difference between the purchased price and the sales price of $16,359 was recorded as additional paid in capital in the accompanying consolidated financial statements. The Company paid $34,168 or $13.83 share for these 2,469 shares of stock, and has recorded the acquisition of these shares as treasury stock shares at cost in the accompanying consolidated financial statements. As of December 31, 2006, 2,469 shares of the Company's common stock are held in the Company's brokerage account. The Company's plans to hold and not sell the Treasury Stock.

NOTE 6 - RELATED PARTY TRANSACTIONS

Property Management
-------------------

Until June 30, 2006, the Company's properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (i) 99% by Goran Mladen, the son of David Mladen, the Company's majority shareholder and sole officer and director, and (ii) 0.2% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement between White Knight and the Company, according to which White Knight collected the rents for all eight of the Company's properties and paid the Company's operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of the rent revenues of the Company. Management fees were $31,019 and $64,667 for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006 and 2005, White Knight retained amounts of rent in excess of expenses paid(including management fee) on behalf of the Company totaling $171,767 and $387,266, respectively. The Company determined that such amounts due from White Knight were uncollectible and accordingly has recorded $160,667 and $387,288 as additional management fees paid to the related party at December 31, 2006 and 2005.

The Company discontinued its arrangement with White Knight effective July 1, 2006, and, currently, all of the Company's properties are now managed by the Company.

Goran Mladen and Gorica Mladen are employees of Eternal Enterprise, Inc., a company which is owned 100%, in the aggregate, by limited partnerships that are 81% owned by the Company. Gorica Mladen owns 0.2% of such limited partnerships.

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Repayment of Loans made by an Officer/Director
----------------------------------------------

At various times in 2003, 2004, and 2005, David Mladen, the Company's majority stockholder and sole officer and director, made unsecured loans to Eternal Enterprise, Inc., in the aggregate amount of approximately $400,000 with an interest rate of 6% per annum (the "Mladen Loans"), due on or before May 10, 2010. In fiscal 2006, the Company paid an aggregate of $145,498 to Mr. Mladen, as payment of principal of $132,954 and interest due of $12,544 in connection with the Mladen Loans. At December 31, 2006 and 2005 the balance of the Mladen loans was $-0- and $442,209, respectively.

Rent-Free Apartments
--------------------

In fiscal 2006, the Company provided rent-free apartments to David Mladen, its majority shareholder and sole officer and director, and one of Mr. Mladen's family members. As a result, the Company charged Mr. Mladen with a compensation expense in the aggregate amount of $12,000.

NOTE 7 - STOCKHOLDERS' DEFICIT

Liquidated Damages
------------------

In connection with David Mladen's purchase of 11,000 shares of the Company's Series A Preferred Stock (the "Series A Preferred Stock"), the Company entered into a Registration Rights Agreement with Mr. Mladen (the "Registration Rights Agreement"), pursuant to which the Company agreed to prepare and, on or prior to the sixtieth (60th) day following the date of such purchase, file with the Securities and Exchange Commission ("SEC") a Resale Registration Statement on Form SB-2 (the "Resale Registration Statement"), to register all of the shares of the Company's Common Stock underlying the series A Preferred Stock (the "Conversion Shares"). Further, pursuant to the Registration Rights Agreement, the Company is required to use best efforts to (a) have the SEC declare the Resale Registration Statement effective within ninety (90) days after filing the Resale Registration Statement with the SEC (or one hundred and twenty (120) days in the event any comments on the Registration Statement are received from the
SEC), and (b) maintain the effectiveness of the Resale Registration Statement until all such common shares have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act of 1933, as amended.

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

As of June 30, 2006, the Resale Registration Statement had not been filed. At that time, Mr. Mladen agreed to waive $1,174,000 of liquidated damages due to him, and such amount was accounted for as a contribution of capital as of that date.

On October 24, 2006, the Resale Registration Statement had still not been filed. At that time, Mr. Mladen agreed to waive an additional $720,000 in liquidated damages, for the period between July 1, 2006 and October 31, 2006, in consideration for 43,500 shares of the Company's Series C Preferred Stock (see

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

Note 10). As of December 31, 2006, $720,000 of these liquidated damages have been issued as preferred stock and subsequently converted to common stock (Note
7).

On November 29, 2006, the Company filed the Resale Registration Statement. On February 2, 2007, the Resale Registration Statement was withdrawn by the Company (see Note 10). Mr. Mladen has agreed to waive any additional liquidated damages which may be due to him through March 31, 2007.

The Company has adopted View C of EITF 05-4 "Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements.

Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments.

For the year ended December 31, 2006, the Company recorded a loss on derivative instrument of $917,000. As of December 31, 2006, the liability amounted to $1,241,000 and is included on the balance sheet as a derivative liability.

Series A Preferred Stock
------------------------

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

As of December 31, 2006, all 11,000 shares of the Company's Series A Preferred Stock were issued and outstanding, and held by David Mladen, the Company's majority shareholder and sole officer and director. As of March 6, 2007, 1,000 shares of the Company's Series A Preferred Stock were converted into 143,000 shares of the Company's common stock (see Note 10).

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

Series B Preferred Stock
------------------------

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

     o shall be not be reissued after they are reacquired by the Company by reason of repurchase or otherwise, and all such reacquired shares shall be returned to the status of undesignated shares of the Company's Preferred Stock; and

     o shall be adjusted in the event of stock splits, stock combinations, mergers, reorganizations, or other such events

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

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

The Series B Certificate of Designation may be amended by vote of both the Company's Board of Directors and the holders of a majority of the outstanding shares of Series B Preferred Stock.

As of December 31, 2006, no shares of the Company's Series B Preferred Stock were issued or outstanding.

Series C Convertible Preferred Stock
------------------------------------

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

On October 18, 2006, the Company issued the 43,500 shares of Series C Preferred Stock (the "Series C Preferred Shares") to David Mladen, the Company's majority shareholder and sole officer and director. The Series C Preferred Shares were issued to Mr. Mladen in consideration for his agreement to waive $720,000 of liquidated damages due to him, for the period of July 1, 2006 through October 31, 2006, by virtue of the Company's failure to satisfy certain of its registration requirements.

On October 24, 2006, Mr. Mladen converted the Series C Preferred Shares into 43,500,000 shares of the Company's Common Stock.

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities for federal and state tax purposes are as follows:

                                                    December 31, 2006
                                                    -----------------
     Net operating loss carryforwards                   $100,000
     Depreciation                                        (51,000)
                                                        --------
     Total deferred tax asset                             49,000
     Valuation allowance                                 (49,000)
                                                        --------
     Net deferred tax assets                            $    -0-
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

As of November 4, 2005, the date of the Eternal merger, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $210,000. Utilization of some of the net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carry forwards will expire at various dates in 2006.

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

NOTE 9 - CONTINGENCIES

Periodic Filings
----------------

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

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

Withdrawal of Registration Statement
------------------------------------

On November 29, 2006, the Company filed a Registration Statement on Form SB-2 (the "Resale Registration Statement") with the Securities and Exchange Commission (the "Commission") to register (i) 5,000,000 shares of common stock issuable to Dutchess Private Equities Fund, LP ("Dutchess") in connection with an Investment Agreement between the Company and Dutchess, and (ii) 1,573,000 shares of common stock issuable upon conversion of shares of the Company's Series A convertible preferred stock held by David Mladen, the Company's sole officer, director and majority shareholder. On February 2, 2007, the Company filed a request to withdraw the Registration Statement with the Commission. As a result of the withdrawal of the Registration Statement it is anticipated that the amount of the Company's derivative liability described in Note 7 will increase substantially.

Conversion of Series A Preferred Stock
--------------------------------------

On March 6, 2007, David Mladen, the Company's majority stockholder and sole officer and director, converted 1,000 shares of the Company's Series A Preferred Stock into 143,000 shares of the Company's common stock. As a result, Mr. Mladen beneficially owns 45,109,230 shares, or 99.8%, of the Company's voting stock.

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

         On June 27, 2006, Carlin, Charron & Rosen, LLP resigned as the independent registered public accounting firm engaged to audit our financial statements. The resignation of Carlin, Charron & Rosen, LLP was accepted and approved by our Board of Directors by unanimous written consent, dated as of June 27, 2006.

         Carlin, Charron & Rosen, LLP 's report on our audited consolidated financial statements as of and for the year ended December 31, 2005, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

         From the date of Carlin, Charron & Rosen, LLP 's engagement, through the date of resignation, we had no disagreements with Carlin, Charron & Rosen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Carlin, Charron & Rosen, LLP 's satisfaction, would have caused them to make reference to the subject matter of the disagreements in its report. In addition, during that time period, no "reportable events" occurred, as described in Item 304(a)(1)(iv) of Regulation S-B, except that Carlin, Charron & Rosen, LLP did inform us of certain material weaknesses in our internal controls necessary to develop reliable financial statements.

         Effective as of August 7, 2006, we engaged Weinberg & Company, P.A., independant public accountants as our new independant registered public accounting firm. The decision to engage Weinberg & Company, P.A. was approved by our Board of Directors on August 7, 2006.

         We did not consult Weinberg & Company, P.A. during the fiscal years ended December 31, 2005 and 2004, or through August 7, 2006, with regard to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or event as defined in Item 304(a)(1)(iv) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

ITEM 8A.    CONTROLS AND PROCEDURES.

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

         In connection with the audit of our consolidated financial statements for the year ended December 31, 2006, David Mladen, our principal executive officer and principal financial officer, evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Mr. Mladen discovered a lack of effectiveness in our disclosure controls and procedures during the years ended December 31, 2006 and 2005, and for the subsequent period through the date hereof.

         Our management established a remediation plan to address the material weaknesses identified in our disclosure controls and procedures. These remediation efforts were designed to address the material weaknesses identified by management and to improve and strengthen our overall control environment. Our remediation plan is to:

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

         In an attempt to remediate the material weaknesses management identified in our disclosure controls and procedures, to date we have:

         o terminated our relationship with White Knight Management, LLC, a related party which, prior to July 1, 2006, managed our Properties;

         o begun to put processes in place to keep our books and records and bank accounts separate from related parties;

         o spoken with several candidates for our Chief Financial Officer position;

         o increased the number of hours our Bookkeeper works for our Company;

         o spoken with several candidates regarding serving as independent directors on our board of directors; and

         o worked with our outside corporate counsel and our outside accountants in an attempt to improve documentation of transactions.

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

ITEM 8B.    OTHER INFORMATION

WITHDRAWAL OF REGISTRATION STATEMENT

         On November 29, 2006, we filed a Registration Statement on Form SB-2 (the "Resale Registration Statement") with the Securities and Exchange Commission (the "Commission") to register (i) 5,000,000 shares of common stock issuable to Dutchess Private Equities Fund, LP ("Dutchess") in connection with an Investment Agreement between our Company and Dutchess, and (ii) 1,573,000 shares of common stock issuable upon conversion of shares of our Series A convertible preferred stock held by David Mladen, our majority shareholder and sole officer and director. On February 2, 2007, we filed a request to withdraw the Registration Statement with the Commission.

CONVERSION OF SERIES A PREFERRED STOCK

         On March 6, 2007, David Mladen, our sole officer and director, and a majority stockholder of ours, converted 1,000 shares of the Series A Preferred Stock he originally purchased from us on September 29, 2005, into 143,000 shares of our Common Stock, for no additional consideration.

WAIVER OF LIQUIDATED DAMAGES

         In connection with David Mladen's purchase of 11,000 shares of our Series A Preferred Stock (the "Series A Preferred Stock") as of September 29, 2005, we entered into a Registration Rights Agreement with Mr. Mladen (the "Registration Rights Agreement"), pursuant to which we agreed to prepare and, on or prior to the sixtieth (60th) day following the date of such purchase, file with the Securities and Exchange Commission ("SEC") the Resale Registration Statement, to register all of the shares of our Common Stock underlying the Series A Preferred Stock (the "Conversion Shares"). Further, pursuant to the Registration Rights Agreement, we are required to use best efforts to (a) have the SEC declare the Resale Registration Statement effective within ninety (90) days after filing the Resale Registration Statement with the SEC (or one hundred and twenty (120) days in the event any comments on the Registration Statement are received from the SEC), and (b) maintain the effectiveness of the Resale Registration Statement until all such common shares have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act of 1933, as amended.

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

         As of June 30, 2006, the Resale Registration Statement had not been filed. At that time, Mr. Mladen agreed to waive $1,174,000 of liquidated damages due to him, and such amount was accounted for as a contribution of capital as of that date.

         On October 24, 2006, the Resale Registration Statement had still not been filed. At that time, Mr. Mladen agreed to waive an additional $720,000 in liquidated damages, for the period between July 1, 2006 and October 31, 2006, in consideration for 43,500 shares of our Series C Preferred Stock.

         As of March 21, 2007, Mr. Mladen has agreed to waive any additional liquidated damages which are due to him for the period ending on March 31, 2007.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         Our board of directors consists of only one class. Currently, we have one director and one executive officer, both of which are the same individual. We may appoint and elect additional directors and hire additional officers in the near future. Our directors typically serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. We also have provided a brief description of the business experience of our director and executive officer during the past five years.

         Name                  Age        Offices Held
         ----                  ---        ------------

         David Mladen          51         President, Chief Executive Officer
                                          and Director (principal executive,
                                          financial and accounting officer)

David Mladen. Mr. Mladen has been our President and Chief Executive Officer, and a director of ours, since September 29, 2005. He is our sole officer and director. Mr. Mladen has been President of Eternal Enterprises, Inc., a real estate investing company, since 1997. Mr. Mladen has no additional directorships with reporting companies.

SIGNIFICANT EMPLOYEES

         We have no employees who are not executive officers, but who are expected to make a significant contributions to the Company's business. Two of our employees, Goran Mladen and Gorica Mladen, are the children of David Mladen, our majority shareholder and sole officer and director.

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

AUDIT COMMITTEE FINANCIAL EXPERT

         The Securities Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an "audit committee financial expert" serving on its audit committee. Our board of directors has not yet established an audit committee. As such, our board has not yet appointed an audit committee financial expert. At this time, our sole director believes it would be desirable to have an audit committee, and for the audit committee to have an audit committee financial expert serving on the committee. While informal discussions as to potential candidates have occurred, at this time no formal search process has commenced.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended December 31, 2006, except that:

         o David Mladen, our majority shareholder and sole officer and director, was late with his filing of a Form 4 to report an increase in his beneficial ownership due to a change in the number of shares of Common Stock holders of our Series A Preferred Stock would receive upon conversion of each share of such Series A Preferred Stock, from five to 143.

         o Mr. Mladen was also late with his filing of a Form 4 to report the change in his beneficial ownership due to purchases by Excellency Investment Realty Trust I, LP, our majority-owned subsidiary, which is controlled by Mr. Mladen, of an aggregate of 4,969 shares of our Common Stock in the open market and sale of 2,500 of such shares. Ultimately, Mr. Mladen filed a Form 4 to report his beneficial ownership of the remaining 2,469 shares held by Excellency Investment Realty Trust I, LP.

         o Mr. Mladen did not file a Form 5 within forty-five (45) days after the end of fiscal 2006.

CODE OF ETHICS

         We have not yet adopted a code of ethics policy because, prior to our acquisition of Eternal Enterprise, Inc., we had no significant operations We intend to adopt a code of ethics policy in the future.

ITEM 10.    EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION TABLE

         The following table discloses, for the fiscal years ended December 31, 2006, 2005 and 2004, certain compensation paid to our named executive officers, being (i) our current Chief Executive Officer, and (ii) our former President, who resigned as of September 28, 2005. No other officer of ours earned more than $100,000 in annual compensation during the fiscal year ended December 31, 2006.

                                                    SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------

Name and Principal    Year    Salary     Bonus      Stock      Option      Non-Equity     Nonqualified    All Other        Total
------------------    ----    ------     -----      ------     ------      ----------     ------------    ---------        -----
Position                       ($)        ($)       Awards     Awards    Incentive Plan     Deferred     Compensation       ($)
--------                       ---        ---       ------     ------    --------------     --------     ------------       ---
                                                      ($)       ($)       Compensation    Compensation   Compensation
                                                      ---       ---       ------------    ------------   ------------
                                                                              ($)           Earnings          ($)
                                                                              ---           --------          ---




------------------------------------------------------------------------------------------------------------------------------------
David Mladen (1)      2006    $31,200    $     0    $     0    $     0     $     0          $     0       $12,000(2)       $43,200
President, Chief      2005    $26,000    $15,000    $     0    $     0     $     0          $     0       $10,000          $51,000
Executive Officer     2004    $     0    $     0    $     0    $     0     $     0          $     0       $     0          $     0
and Director

------------------------------------------------------------------------------------------------------------------------------------
Max Colclasure (3)    2006    $    0     $    0     $    0     $    0      $    0           $    0        $    0           $    0
President, Chief      2005    $7,200     $    0     $    0     $    0      $    0           $    0        $    0           $7,200
Executive Officer     2004    $9,600     $    0     $    0     $    0      $    0           $    0        $    0           $9,600
and Director
------------------------------------------------------------------------------------------------------------------------------------

  ____________________

         (1) Mr. Mladen was appointed as our President and Chief Executive Officer, and a director of ours, as of September 29, 2005.

         (2) In fiscal 2006, we provided rent-free apartments to Mr. Mladen and one of his family members in one of our Properties. As a result, we charged Mr. Mladen with a compensation expense in the aggregate amount of $12,000.

         (3) Mr. Colclasure resigned as our President and Chief Executive Officer, and a director of ours, as of September 29, 2005.

Outstanding Equity Awards at Fiscal Year-End

         We have no outstanding equity awards as of the fiscal year ended December 31, 2006.

COMPENSATION OF DIRECTORS

         There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         Through December 31, 2006, and the period ending on the date of this annual report, there were no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of ours which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the company or any subsidiary, any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth information regarding the beneficial ownership of our Common Stock as of the date hereof, by (i) each person known by us to be the beneficial owner of more than 5% of our Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of our Common Stock that may be acquired by an individual or group within sixty (60) days of the date hereof, pursuant to the exercise of options or warrants, or conversion of convertible securities, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 43,761,537 shares of Common Stock outstanding as of the date hereof.

         Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by such shareholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Excellency Investment Realty Trust, Inc., 270 Laurel Street, 1st Floor, Hartford, Connecticut 06105.

    --------------------------------------------------------------------------

                    Name And                       Amount And
                    --------                       ----------
                   Address Of                       Nature Of
                   ----------                       ---------
                   Beneficial                      Beneficial      Percent Of
                   ----------                      ----------      ----------
                     Owner                          Ownership        Class
                     -----                          ---------        -----
    --------------------------------------------------------------------------
    David Mladen
    President, Chief Executive Officer
    and Director (principal executive,             45,109,230(1)     99.8%
    financial and accounting officer)

    --------------------------------------------------------------------------
    All Executive Officers
    and Directors as a                             45,109,230(1)     99.8%
    Group (1 person)

    --------------------------------------------------------------------------

    ___________________

    (1) Includes: (i) 43,676,762 shares of Common Stock currently held by Mr. Mladen; (ii) 1,430,000 shares of Common Stock Mr. Mladen would receive upon the conversion of shares of Series A Preferred Stock he currently holds; and (iii) 2,469 shares of our Common Stock held by Excellency Investment Realty Trust I, LP, a company controlled by Mr. Mladen.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

         The following is a description of transactions between members of management, five percent stockholders, "affiliates," promoters and finders:

Promissory Notes Assumed from Limited Partnerships
--------------------------------------------------

         As of November 4, 2005 (the "Loan Date"), the pre-acquisition stockholders of Eternal Enterprise, Inc. ("Eternal"), which are comprised of David Mladen, the Company's majority shareholder and sole officer and director, and Mr. Mladen's son, daughter-in-law, daughter, and son-in-law (the "Pre-Acquisition Eternal Stockholders"), exchanged, in the aggregate, 100% of the issued and outstanding shares of common stock of Eternal, for (i) limited partnership interests representing 20% of the total partnership interests in each of our eight (8) subsidiary limited Partnerships (the "Limited Partnerships"), and (ii) unsecured promissory notes payable to the Pre-Acquisition Eternal Stockholders in the aggregate principal amount of $2,610,006 (the "LP Notes"). In consideration for our ownership of 80% of the total partnership interests of each of the Limited Partnerships, we agreed to assume the LP Notes.

         The interest rate on the LP Notes is 7% per annum. The entire balance of principal and interest of the LP Notes is due and payable on November 4, 2010. The LP Notes may be prepaid without penalty. All payments shall be applied first toward the payment of interest and the balance towards the reduction of principal.

         For the year ended December 31, 2006, we paid Mr. Mladen a total of $170,797 of interest due under his portion of the LP Notes.

Re-Purchase of Limited Partnership Interests
--------------------------------------------

         As of December 29, 2005, we entered into a Purchase and Sale Agreement (the "Purchase Agreement") with Goran Mladen, the son of David Mladen, our majority stockholder and sole officer and director, pursuant to which we purchased all of the limited partnership interests of the Limited Partnerships owned by Goran Mladen, for an aggregate purchase price of $479,096. As a result, we now own approximately 81% of the partnership interests of each of the Limited Partnerships.

Property Management
-------------------

         Until June 30, 2006, our Properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (i) 99% by Goran Mladen, the son of David Mladen, our majority shareholder and sole officer and director, and (ii) 1% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement we had with White Knight, according to which White Knight collected the rents for all eight of our properties and paid our operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of our rent revenues.

         As of December 31, 2006 and 2005, White Knight had retained amounts of rent in excess of expenses paid (and management fees) on our behalf totaling $171,767 and $387,266, respectively. Having determined that such amounts due from White Knight are not collectible, we have expensed such amounts due from White Knight as additional property management fees paid to a related party. As a result, property management fees were $202,786 and $451,933 for the years ended December 31, 2006 and 2005, respectively.

         We have discontinued our arrangement with White Knight, and, effective July 1, 2006, we assumed all responsibilities for the management of our Properties.

         Goran Mladen and Gorica Mladen are employees of Eternal Enterprise, Inc., a company which is owned 100%, in the aggregate, by limited partnerships that are 81% owned by our Company. Gorica Mladen also owns 0.2% of each of such limited partnerships.

Repayment of Loans made by an Officer/Director
----------------------------------------------

         At various times in 2003, 2004, and 2005, David Mladen, our majority stockholder and sole officer and director, made unsecured loans to Eternal Enterprise, Inc., in the aggregate amount of approximately $400,000 with an interest rate of 6% per annum (the "Mladen Loans"), due on or before May 10, 2010. In fiscal 2006, we paid an aggregate of $145,498 to Mr. Mladen, in full and complete payment of principal of $132,954 and interest due of $12,544 in connection with the Mladen Loans.

ITEM 13.    EXHIBITS

Exhibit No.                             Description of Exhibit
-----------                             ----------------------
     2.1          Agreement and Plan of Merger between Gift Liquidators, Inc.
                  and Excellency Investment Realty Trust, Inc., dated July 19, 2006 (filed as Exhibit 2.1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed on August 21, 2006, and incorporated herein by reference)**

     3.1 Articles of Amendment and Restatement of Articles of Incorporation of Excellency Investment Realty Trust, Inc. (filed as Exhibit 3.1 to our Quarterly Report on Form 10 QSB for the quarter ended June 30, 2006, filed on August 21, 2006, and incorporated herein by reference)**

     3.2          Bylaws of Excellency Investment Realty Trust, Inc. (filed as
                  Exhibit 3.2 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed on August 21, 2006, and incorporated herein by reference)**

     3.3          Certificate of Ownership and Merger of Gift Liquidators, Inc.
                  with and into Excellency Investment Realty Trust, Inc., filed with the Secretary of State of the State of Oklahoma on September 18, 2006 (filed as Exhibit 3.3 to our Current Report on Form 8-K, filed September 25, 2006 and incorporated herein by reference)**

     3.4 Articles of Merger of Gift Liquidators, Inc. with and into Excellency Investment Realty Trust, Inc., filed with the Maryland State Department of Assessments and Taxation on September 20, 2006 (filed as Exhibit 3.4 to our Current Report on Form 8-K, filed September 25, 2006 and incorporated herein by reference)**

     4.1 Amended and Restated Certificate of Designation of Series A Preferred Stock of Gift Liquidators, Inc. (filed as Exhibit
                  4.1 to our Current Report on Form 8-K, dated July 18, 2006 and incorporated herein by reference)**

     4.2 Certificate of Designation of Series B Preferred Stock of Gift Liquidators, Inc. (filed as Exhibit 4.2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed on June 8, 2006, and incorporated herein by reference)**

     4.3 Articles Supplementary to the Articles of Amendment and Restatement of Articles of Incorporation of Excellency Investment Realty Trust, Inc., filed October 11, 2006 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on October 11, 2006, and incorporated herein by reference)**

    10.1 Preferred Stock Purchase Agreement, between Gift Liquidators, Inc. and David Mladen, dated September 29, 2005 (filed as
                  Exhibit 10.1 to our Current Report on Form 8-K, dated September 29, 2005 and incorporated herein by reference)**

    10.2          Registration Rights Agreement, between Gift Liquidators, Inc.
                  and David Mladen, dated September 29, 2005 (filed as Exhibit
                  10.2 to our Current Report on Form 8-K, dated September 29, 2005 and incorporated herein by reference)**

    10.3 Asset Sale Agreement, between Gift Liquidators, Inc. and Laid Back Enterprises Inc., dated September 29, 2005 (filed as
                  Exhibit 10.3 to our Current Report on Form 8-K, dated September 29, 2005 and incorporated herein by reference)**

    10.4 Form of Contribution Agreement (filed as Exhibit 10.1 to our amended Current Report on Form 10.4 8-K/A, dated November 4, 2005 and incorporated by reference) **

    10.5 Form of Limited Partnership Agreement (filed as Exhibit 10.2 to our amended Current Report on 10.5 Form 8-K/A, dated November 4, 2005 and incorporated herein by reference)**

    10.6 Investment Agreement, dated as of August 29, 2006, by and between Gift Liquidators, Inc. and Dutchess Private Equities Fund, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed August 31, 2006 and incorporated herein by reference)**

    10.7 Registration Rights Agreement, dated as of August 29, 2006, by and between Gift Liquidators, Inc. and Dutchess Private Equities Fund, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed August 31, 2006 and incorporated herein by reference)**

    16.1 Letter from M. Thomas Buxton III, CPA, P.C. to the SEC, dated March 11, 2006 (filed as Exhibit 16.1 to our Current Report on Form 8-K, filed March 14, 2006 and incorporated herein by reference)**

    16.2 Letter from Carlin, Charron & Rosen, LLP to the SEC, dated June 30, 2006 (filed as Exhibit 16.1 16.2 to our Current Report on Form 8-K, filed June 30, 2006 and incorporated herein by reference)**

    31.1          Certification pursuant to Section 13a-14(a)*

    32.1          Certification pursuant to Section 1350*

__________________
* Filed herewith.
** Incorporated by reference as indicated.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

         reported on our 2005 consolidated financial statements and reviewed our unaudited consolidated financial statements for the first quarter of 2006. Weinberg & Company, P.A. reviewed our unaudited consolidated financial statements for the second and third quarters of 2006 and reported on the consolidated financial statements included in this annual report.

         Aggregate fees rendered for the years ended December 31, 2006 and 2005 were as follows:

                                                          2006          2005
                                                          ----          ----
            Audit Fees                                 $110,000*     $102,000
            Other Audit Related Fees                   $  8,000          --
            Tax Fees                                       --            --
            Other Fees                                     --            --
                                           Total Fees:
                                                       $118,000      $102,000
            __________________________________________

             * Represents an estimate.

         Our Board of Directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by (a) Evans, Gaither & Associates, PLLC, (b) M. Thomas Buxton III, CPA, P.C., (c) Carlin, Charron & Rosen, LLP, and/or (d) Weinberg & Company, P.A. during fiscal 2006 and 2005 were pre-approved pursuant to the procedures outlined above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GIFT LIQUIDATORS, INC.

     Dated: April 17, 2007              By:   /s/ David Mladen
                                              ----------------------------------
                                              David Mladen
                                              President, Chief Executive Officer
                                              and Authorized Representative




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                             Title                       Date
     ---------                             -----                       ----


/s/ David Mladen                                                  April 17, 2007
----------------------
     David Mladen           President, Chief Executive Officer
                            and sole Director (Principal
                            Executive, Financial and Accounting
                            Officer)

                                  EXHIBIT INDEX

Exhibit No.                             Description of Exhibit
-----------                             ----------------------
     2.1          Agreement and Plan of Merger between Gift Liquidators, Inc.
                  and Excellency Investment Realty Trust, Inc., dated July 19, 2006 (filed as Exhibit 2.1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed on August 21, 2006, and incorporated herein by reference)**

     3.1 Articles of Amendment and Restatement of Articles of Incorporation of Excellency Investment Realty Trust, Inc. (filed as Exhibit 3.1 to our Quarterly Report on Form 10 QSB for the quarter ended June 30, 2006, filed on August 21, 2006, and incorporated herein by reference)**

     3.2          Bylaws of Excellency Investment Realty Trust, Inc. (filed as
                  Exhibit 3.2 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed on August 21, 2006, and incorporated herein by reference)**

     3.3          Certificate of Ownership and Merger of Gift Liquidators, Inc.
                  with and into Excellency Investment Realty Trust, Inc., filed with the Secretary of State of the State of Oklahoma on September 18, 2006 (filed as Exhibit 3.3 to our Current Report on Form 8-K, filed September 25, 2006 and incorporated herein by reference)**

     3.4 Articles of Merger of Gift Liquidators, Inc. with and into Excellency Investment Realty Trust, Inc., filed with the Maryland State Department of Assessments and Taxation on September 20, 2006 (filed as Exhibit 3.4 to our Current Report on Form 8-K, filed September 25, 2006 and incorporated herein by reference)**

     4.1 Amended and Restated Certificate of Designation of Series A Preferred Stock of Gift Liquidators, Inc. (filed as Exhibit
                  4.1 to our Current Report on Form 8-K, dated July 18, 2006 and incorporated herein by reference)**

     4.2 Certificate of Designation of Series B Preferred Stock of Gift Liquidators, Inc. (filed as Exhibit 4.2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed on June 8, 2006, and incorporated herein by reference)**

     4.3 Articles Supplementary to the Articles of Amendment and Restatement of Articles of Incorporation of Excellency Investment Realty Trust, Inc., filed October 11, 2006 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on October 11, 2006, and incorporated herein by reference)**

    10.1 Preferred Stock Purchase Agreement, between Gift Liquidators, Inc. and David Mladen, dated September 29, 2005 (filed as
                  Exhibit 10.1 to our Current Report on Form 8-K, dated September 29, 2005 and incorporated herein by reference)**

    10.2          Registration Rights Agreement, between Gift Liquidators, Inc.
                  and David Mladen, dated September 29, 2005 (filed as Exhibit
                  10.2 to our Current Report on Form 8-K, dated September 29, 2005 and incorporated herein by reference)**

    10.3 Asset Sale Agreement, between Gift Liquidators, Inc. and Laid Back Enterprises Inc., dated September 29, 2005 (filed as
                  Exhibit 10.3 to our Current Report on Form 8-K, dated September 29, 2005 and incorporated herein by reference)**

    10.4 Form of Contribution Agreement (filed as Exhibit 10.1 to our amended Current Report on Form 10.4 8-K/A, dated November 4, 2005 and incorporated by reference) **

    10.5 Form of Limited Partnership Agreement (filed as Exhibit 10.2 to our amended Current Report on 10.5 Form 8-K/A, dated November 4, 2005 and incorporated herein by reference)**

    10.6 Investment Agreement, dated as of August 29, 2006, by and between Gift Liquidators, Inc. and Dutchess Private Equities Fund, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed August 31, 2006 and incorporated herein by reference)**

    10.7 Registration Rights Agreement, dated as of August 29, 2006, by and between Gift Liquidators, Inc. and Dutchess Private Equities Fund, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed August 31, 2006 and incorporated herein by reference)**

    16.1 Letter from M. Thomas Buxton III, CPA, P.C. to the SEC, dated March 11, 2006 (filed as Exhibit 16.1 to our Current Report on Form 8-K, filed March 14, 2006 and incorporated herein by reference)**

    16.2 Letter from Carlin, Charron & Rosen, LLP to the SEC, dated June 30, 2006 (filed as Exhibit 16.1 16.2 to our Current Report on Form 8-K, filed June 30, 2006 and incorporated herein by reference)**

    31.1          Certification pursuant to Section 13a-14(a)*

    32.1          Certification pursuant to Section 1350*

__________________
* Filed herewith.
** Incorporated by reference as indicated.