Form 10QSB
period 2007-03-31
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2007-05-21
CIK 1286218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended  March 31, 2007
                                                          ----------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           For the transition period from _________ to _________

                           Commission file number   000-50675
                                                  ------------------------------

                    EXCELLENCY INVESTMENT REALTY TRUST, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Maryland                                       20-8635424
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 21, 2007, the issuer had
                                          --------------------------------------
43,761,537 shares of common stock issued and outstanding.
---------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]


                             EXCELLENCY INVESTMENT REALTY TRUST, INC.
                            (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                                 QUARTERLY REPORT ON FORM 10-QSB
                          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007


                                               INDEX
                                               -----

                                                                                        Page No.
                                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of March 31, 2007 (Unaudited)............. 3

         Condensed Consolidated Statements of Operations for the Three Months
              ended March 31, 2007 and 2006 (Unaudited).................................... 4

         Condensed Consolidated Statements of Cash Flows for the Three Months
              ended March 31, 2007 and 2006 (Unaudited).................................... 5

         Condensed Consolidated Statement of Changes in Stockholders' Deficit
              for the Three Months ended March 31, 2007.................................... 6

         Notes to Condensed Consolidated Financial Statements.............................. 7

Item 2.  Management's Discussion and Analysis or Plan of Operation......................... 25

Item 3.  Controls and Procedures........................................................... 37


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................................. 39

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....................... 39

Item 3.  Defaults Upon Senior Securities................................................... 39

Item 4.  Submission of Matters to a Vote of Security Holders............................... 39

Item 5.  Other Information................................................................. 39

Item 6.  Exhibits.......................................................................... 41


SIGNATURES................................................................................. 43

                          PART 1 - FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

                        EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEET
                                             March 31, 2007
                                               (unaudited)

                                               ASSETS
Real Estate:
     Land                                                                                    $    811,402
     Buildings and improvements                                                                 5,182,456
                                                                                             ------------
                                                                                                5,993,858
     Less: accumulated depreciation                                                             1,169,269
                                                                                             ------------
                                                                                                4,824,589

Cash and cash equivalents                                                                         797,367
Accounts receivable-tenants, net of allowance for doubtful
     accounts of $62,240                                                                           17,795
Deferred financing costs, net of accumulated amortization of
     of $17,890                                                                                   159,631
Escrow account                                                                                     51,969
Other assets                                                                                        9,864
                                                                                             ------------
                                                                                             $  5,861,215
                                                                                             ============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
     Mortgage notes payable                                                                  $  8,097,089
     Promissory notes payable-related party                                                     2,578,581
     Security deposits                                                                             96,464
     Accounts payable and accrued expenses                                                        138,954
     Registration rights liability                                                              1,620,000
                                                                                             ------------
                                                                                               12,531,088
                                                                                             ------------
Commitments and contingencies

Stockholders' Deficit:

   Series A Convertible Preferred Stock, par value $0.01, 10,000 shares authorized, 10,000
     issued and outstanding.  Aggregate liquidation preference of $9,100 ($0.91 per share)            100
   Series B Preferred Stock, par value $0.01, 20,000
     shares authorized, 0 shares issued and outstanding                                                 -
   Series C Convertible Preferred Stock, par value $0.01,
     0 shares authorized, 0 shares issued and outstanding                                               -
   Common stock, par value $0.01, 200,000,000 shares authorized, 43,761,537 issued and
     outstanding                                                                                  437,615
   Treasury stock, at cost- 2,469 shares                                                          (34,168)
   Additional paid-in capital                                                                   1,833,939
   Accumulated deficit                                                                         (8,907,359)
                                                                                             ------------
                                                                                               (6,669,873)
                                                                                             ------------
                                                                                             $  5,861,215
                                                                                             ============

See accompanying notes to condensed consolidated financial statements.


                 EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                        (unaudited)


                                                                       2006                2007
                                                                       ----                ----
Rental revenue                                                    $    395,805        $    401,218
                                                                  ------------        ------------
Operating expenses:
  Property operating costs                                             265,833             276,742
  General and administrative                                           171,998              93,068
  Depreciation and amortization                                         38,323              37,851
  Management fee-related party                                               -             187,445
                                                                  ------------        ------------

Total operating expenses                                          $    476,154        $    595,106
                                                                  ------------        ------------
Operating loss                                                         (80,349)           (193,888)
                                                                  ------------        ------------

Non operating expenses and income:
  Interest expense                                                    (159,257)           (129,408)
  Other income                                                          10,168               6,433
  Realized loss from sales of trading securities                      (168,748)                  -
  (Loss)gain on derivative instrument                                        -              30,000
                                                                  ------------        ------------

Net non-operating expenses                                            (317,837)            (92,975)
                                                                  ------------        ------------

  Net loss                                                        $   (398,186)       $   (286,863)
                                                                  ============        ============


Loss per common share - basic and diluted                         $      (0.01)       $      (2.42)
                                                                  ============        ============

Weighted average common shares outstanding basic and diluted        43,658,259             118,537
                                                                  ============        ============

See accompanying notes to condensed consolidated financial statements.

                              EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                                   (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES                                                          2006             2007
                                                                                              ----             ----
Net loss                                                                                 $  (398,186)         (286,863)
Adjustments to reconcile net loss to net cash
  provided (used) in operating activities:
  Loss on sale of securities                                                                 168,748                 -
  Depreciation and amortization                                                               38,221            37,851
  Gain on derivative liability                                                                     -           (30,000)
  Provision for doubtful accounts                                                              9,717                 -

Changes in Operating Assets and Liabilities:
  Accounts receivable-tenants                                                                (13,555)            2,830
  Escrow                                                                                      42,193            44,307
  Other assets                                                                                45,580           153,469
  Security deposits                                                                          (11,782)            9,606
  Accounts payable and accrued expenses                                                       19,397           101,743
                                                                                         -----------       -----------
   Net cash (used in) provided by operating activities                                       (96,667)           32,943
                                                                                         -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net purchases of trading securities                                                       (117,134)                -
                                                                                         -----------       -----------

  Net cash used in investing activities                                                     (117,134)                -
                                                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Repayments of loans to officer/director                                                    (31,425)         (325,000)
  Proceeds of loans from officer/director                                                          -            10,892
  Repayment of mortgage notes payable                                                        (27,900)          (17,623)
                                                                                         -----------       -----------
   Net Cash used in Financing Activities                                                     (59,325)         (331,731)
                                                                                         -----------       -----------
Decrease in Cash and Cash Equivalents                                                       (273,126)         (298,788)
Cash- Beginning of Period                                                                  1,070,493         2,905,529
                                                                                         -----------       -----------
Cash-End of Period                                                                       $   797,367       $ 2,606,741
                                                                                         ===========       ===========

Cash paid during the period during the period for interest                               $   114,116       $    77,061
                                                                                         ===========       ===========
Non-Cash Transactions


Contributions of capital for waived liquidated damages related to derivative liability   $         -       $   744,000
                                                                                         ===========       ===========
Conversion of preferred stock into common stock 1,430                                    $     1,460       $         -
                                                                                         ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                                         EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                               (unaudited)


                                                                                                                       Additional
                                   Preferred Stock-Series A    Preferred Stock-Series C          Common Stock           Paid-in
                                     Shares        Amount        Shares         Amount        Shares        Amount      Capital
                                     ------        ------        ------         ------        ------        ------      -------
Balance at December 31, 2006           11,000   $       110             -              -   43,618,537   $   436,185   $ 1,835,359
                                  ===========   ===========   ===========    ===========   ==========   ===========   ===========
Cumulative-effect adjustment
of adopting FASB Staff Position
No. EITF 00-19-2                            -             -             -              -            -             -             -
                                  -----------   -----------   -----------    -----------  -----------   -----------   -----------
Balance as of January 1, 2007          11,000           110             -              -   43,618,537       436,185     1,835,359

Conversion of preferred stock          (1,000)          (10)                                  143,000         1,430        (1,420)
Net loss                                    -             -             -              -            -             -             -
                                  -----------   -----------   -----------    -----------  -----------   -----------   -----------
Balance at March 31, 2007              10,000   $       100   $         -    $         -   43,761,537   $   437,615   $ 1,833,939
                                  ===========   ===========   ===========    ===========  ===========   ===========   ===========


                                  Accumulated     Treasury Stock
                                    Deficit       Shares at Cost        Total
                                    -------       --------------        -----

Balance at December 31, 2006       (8,130,173)         (34,168)       (5,892,687)
                                  ===========      ===========       ===========
Cumulative-effect adjustment
of adopting FASB Staff Position
No. EITF 00-19-2                     (379,000)               -          (379,000)
                                  -----------      -----------       -----------
Balance as of January 1, 2007      (8,509,173)         (34,168)        (6,271,687)

Conversion of preferred stock               -                -                 -
Net loss                             (398,186)               -          (398,186)
                                  -----------      -----------       -----------
Balance at March 31, 2007         $(8,907,359)     $   (34,168)      $(6,669,873)
                                  ===========      ===========       ===========

See accompanying notes to condensed consolidated financial statements.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying unaudited condensed consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through March 31, 2007. All significant inter-company transactions and accounts have been eliminated in these condensed consolidated financial statements.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Statements
----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. In the Company's opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results for the interim periods ended March 31, 2007 and 2006. The results of operations for such periods are not necessarily indicative of the results that may be expected for the full year or any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Financial Statement Presentation
--------------------------------

Because the Company is engaged in the rental and sale of real estate, the operating cycle may extend beyond one year. Accordingly, following the usual practice of the real estate industry, the accompanying condensed consolidated balance sheet is unclassified.

Going Concern
-------------

The Company has suffered recurring losses from operations. During the three months ended March 31, 2007, the Company had a net loss of $398,186; negative cash flow from operations of $96,667 and has a net stockholders' deficit of $6,669,873, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to raise capital through a combination of debt and equity financings and to manage cash flows carefully. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications
-----------------

Certain amounts in the March 31, 2006 condensed consolidated financial statements have been reclassified to conform to the March 31, 2007 presentation. The Company elected to reclassify additional management fees paid to a related party in the amount of $171,276 from general and administrative expense to management fee-related party.

Real Estate
-----------

Real estate is stated at cost. The Company's real estate has been pledged as security for various mortgage notes payable.

Depreciation
------------

Buildings are depreciated using the straight line method over an estimated useful life of 40 years. Building improvements are depreciated using the straight line method over their estimated service lives, as determined by management, generally between 5 and 15 years. Depreciation expense for the three months ended March 31, 2007 and 2006 was $34,643 and $34,273, respectively.

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

Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2007, the uninsured portion of cash balances held at such financial institutions was $695,503.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments in Trading Securities
---------------------------------

The Company accounts for its investments in trading securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings (see Note 5), and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date. At March 31, 2007, there were no investments classified as trading securities.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, investments in trading securities, accounts payable and accrued expenses March 31, 2007, approximate their fair value because of their relatively short maturities.

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

Derivative Financial Instruments
---------------------------------

Effective in the first quarter of 2007 the Company adopted FASB Staff Position No. EITF 00-19-2 "Accounting for Registration Payment Arrangements" issued on December 21, 2006 ("FSP 00-19-2"). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". FSP 00-19-2 further clarifies that a financial instrument, such as a warrant, subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Financing Costs
------------------------

Deferred financing costs include fees and costs to obtain the Company's mortgages and other notes payable. These costs are amortized over the terms of the respective loans. Amortization expense for the three months ended March 31, 2007 and 2006 was $3,578 and $3,578, respectively.

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

For the three months ended March 31, 2007 and 2006, respectively, 1,571,570 and 55,000 of common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Policies
-----------------------------------

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") -- an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Connecticut. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, The Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of March 31, 2007. Also as of the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

Effective in the first quarter of 2007 the Company adopted FASB Staff Position No EITF 00-19-2 "Accounting for Registration Payment Arrangements" issued on December 21, 2006 ("FSP 00-19-2"). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.

The Company has recorded the effect of applying FSP 00-19-2 to its derivative liability using the cumulative-effect transition method, which resulted in an increase in registration rights liability of $379,000, and with an offsetting cumulative-effect entry to accumulated deficit (see Note 7). The cumulative adjustment was not recorded in the condensed consolidated statement of operations and prior periods were not adjusted.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements and Interpretations
----------------------------------------------------

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 3 - NOTES PAYABLE (Continued)

The interest rate on the LP Notes is 7% per annum. The entire balance of principal and interest of the LP Notes is due and payable on November 4, 2010. The LP Notes may be prepaid without penalty. All payments shall be applied first toward the payment of interest and the balance towards the reduction of principal.

For the three months ended March 31, 2007, the Company paid Mr. Mladen a total of $33,925 of interest, and $56,516 principal due under his portion of the LP Notes.

Equity Line
-----------

On August 29, 2006, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, L.P. (the "Investor"), pursuant to which the Investor committed to purchase up to $25,000,000 of the Company's common stock over the course of thirty six (36) months. The amount that the Company shall be entitled to request from each purchase ("Puts") shall be equal to, at the Company's election, either (i) $250,000, or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the 10 trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by the Company. The purchase price shall be set at 93% of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the 5 consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, the Company shall not be entitled to deliver another put notice. Further, the Company shall reserve the right to withdraw that portion of the Put that is below 90% of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice. As of March 31, 2007, the Company had not raised any funds under this Investment Agreement.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 3 - NOTES PAYABLE (Continued)

The Mortgage Notes are collateralized by each respective Property. David Mladen, the Company's majority stockholder and sole officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. The Company incurred approximately $178,000 of deferred financing costs related to these loans, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense was $3,578 for the three months ended March 31, 2007 and 2006.

Future annual maturities of the mortgage notes payable as of March 31, 2007 were as follows:

           Fiscal Year         Amount
         -------------------------------------

               2007             $   86,082
               2008                120,561
               2009                127,521
               2010                134,881
               2011                142,667
            Thereafter           7,485,377
         -------------------------------------
                                $8,097,089
         =====================================


NOTE 4 - ESCROW ACCOUNT

As of March 31, 2007, the Company maintained an escrow account with Astoria Federal Mortgage Corp. in the amount of $51,969 for the payment of real estate taxes.


NOTE 5 - INVESTMENTS IN TRADING SECURITIES

Between July, 2006 and September, 2006, the Company purchased an aggregate of 4,969 shares of its common stock in the open market, through a brokerage account held in the name of Excellency Investment Realty Trust I, L.P., a limited partnership which is owned (i) 81% by the Company, and (ii) 19%, collectively, by David Mladen, the Company's majority shareholder and sole officer and director, and his son, daughter-in-law, daughter, and son-in-law. For accounting purposes, these purchases were treated as treasury stock of which 2,500 of the purchased shares were resold in the open market. The purchase price of these shares was between $8.16 and $24.44, and the selling price per share was between $11.66 and $24.26, or an average aggregate sales price of $17.44. The difference between the purchased price and the sales price of $16,359 was recorded as additional paid in capital in the accompanying condensed consolidated financial statements. The Company paid $34,168 or $13.83 share for these 2,469 shares of stock, and has recorded the acquisition of these shares as treasury stock shares at cost in the accompanying consolidated financial statements. As of March 31, 2007, 2,469 shares of the Company's common stock are held in the Company's brokerage account. The Company's plans to hold and not sell the Treasury Stock.

As of March 31, 2007, the Company had no Investments In Trading Securities. For the three months ended March 31, 2007, the Company recognized a loss on the sale of trading securities totaling $168,748.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 6 - RELATED PARTY TRANSACTIONS

Property Management
-------------------

Until June 30, 2006, the Company's properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (i) 99% by Goran Mladen, the son of David Mladen, the Company's majority shareholder and sole officer and director, and (ii) 0.2% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement between White Knight and the Company, according to which White Knight collected the rents for all eight of the Company's properties and paid the Company's operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of the rent revenues of the Company. Management fees were $16,169 for the three months ended March 31, 2006.

As of March 31, 2006, White Knight retained amounts of rent in excess of expenses paid(including management fee) on behalf of the Company totaling $171,276. The Company determined that such amounts due from White Knight were uncollectible and accordingly has recorded $171,276 as additional management fees paid to the related party at March 31, 2006.

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

Rent-Free Apartments
--------------------

The Company provided rent-free apartments to David Mladen, its majority shareholder and sole officer and director, and one of Mr. Mladen's family members. As a result, the Company has recorded compensation expense to Mr. Mladen for the three months ended March 31, 2007 in the aggregate amount of $3,000.


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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

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

On October 24, 2006, the Resale Registration Statement had still not been filed. At that time, Mr. Mladen agreed to waive an additional $720,000 in liquidated damages, for the period between July 1, 2006 and October 31, 2006, in consideration for 43,500 shares of the Company's Series C Preferred Stock. As of March 31, 2007, $720,000 of these liquidated damages have been issued as preferred stock and subsequently converted to common stock (Note 7, Series C Convertible Preferred Stock).

On November 29, 2006, the Company filed the Resale Registration Statement. On February 2, 2007, the Resale Registration Statement was withdrawn by the Company (see Note 8). Mr. Mladen has agreed to waive any additional liquidated damages which may be due to him through March 31, 2007.

Prior to January 1, 2007, the Company acoounted for liquidated damages in accordance with View C of EITF 05-4 "Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4").

For the year ended December 31, 2006, the Company recorded a loss on derivative instrument of $917,000. As of December 31, 2006, the liability amounted to $1,241,000 and is included on the balance sheet as a derivative liability.

The Company elected to record the effects of applying FSP 00-19-2 using the cumulative-effect transition method, which resulted in eliminating the Company's derivative liability at the beginning of the first quarter of fiscal 2007, creating a registration rights liability estimated at nine months of liquidated damages at $180,000 per month, with the offsetting cumulative-effect entry to opening accumulated deficit. The cumulative adjustment was not recorded in the statements of operations and previous periods were not adjusted. The impact on previously reported accounts as of December 31, 2006, adjusted effective January 1, 2007, is as follows:

                                                               FSP 00-19-2
                                         December 31,       cumulative-effect        January 1,
                                             2006               adjustment              2007
                                             ----               ----------              ----
Derivative liability                    $ 1,241,000           $(1,241,000)          $         -
Registration rights liability           $         -           $ 1,620,000           $ 1,620,000
Accumulated deficit                     $(8,130,173)          $  (379,000)          $(8,509,173)
Total stockholders' equity              $(5,892,687)          $  (379,000)          $(6,271,687)

The tax effect of the identified adjustments is not significant since the Company has a full valuation allowance for deferred tax assets.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

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

The shares of Series A Preferred Stock:

     o shall not be reissued after they are reacquired by the Company by reason of repurchase or otherwise, and all such shares shall be returned to the status of undesignated shares of the Company's Preferred Stock; and

     o shall be adjusted in the event of stock splits, stock combinations, mergers, reorganizations, or other such events.

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

Series B Preferred Stock
------------------------

On March 10, 2006, the Company filed a Certificate of Designation of Series B Preferred Stock (the "Series B Certificate of Designation") with the Secretary of State of the State of Oklahoma, designating a series of 20,000 shares of Preferred Stock of the Company, $0.01 par value (the "Series B Preferred Stock"). Pursuant to the Series B Certificate of Designation, holders of the Company's Series B Preferred Stock:

     o shall be entitled to cast one hundred (100) votes per share of Series B Preferred Stock upon all matters submitted to a vote of the holdersof the Company's Common Stock;

     o shall not be entitled to receive dividends when and as declared, out of the Company's net profits;

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

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

As of March 31, 2007, no shares of the Company's Series B Preferred Stock were issued or outstanding.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

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

The shares of Series C Preferred Stock:

     o shall not be reissued after they are reacquired by the Company by reason of repurchase or otherwise, and all such shares shall be returned to the status of undesignated shares of the Company's Preferred Stock; and

     o shall be adjusted in the event of stock splits, stock combinations, mergers, reorganizations, or other such events.

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


NOTE 8 - CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with the Notes to the Financial Statements in Item 1 of this Quarterly Report on Form 10-QSB, and our Annual Report on Form 10-KSB for the year ended December 31, 2006 (the "Annual Report"). In addition to historical information, this discussion contains statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes", "estimates", "expects" and "anticipates" and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of ours to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

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

     In addition, as of the Closing Date, two of our former stockholders, one of whom was an officer and director of ours, sold an aggregate of 33,761 shares of our Common Stock to Mr. Mladen, which amount represented 28.6% of our issued and outstanding Common Stock (the "Common Stock Purchase Transaction," and, together with the Preferred Stock Purchase Transaction, the "Stock Purchase Transactions").

     Further, as of the Closing Date, our existing officers and directors resigned, and Mr. Mladen was appointed as our sole officer and director.

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

Increased Income And Distributions Due To Healthy U.S. Economy
--------------------------------------------------------------

     Generally, healthy employment in a particular market area enables apartment owners to increase rents charged to tenants. As employment across locations in which we own apartment buildings continues to improve and stabilize, apartment owners in these locations should be able to increase rents ahead of expenses which should increase the revenue we receive from our apartment buildings. As a result, the amount of cash available for distribution to our stockholders should increase. However, our actual results of operations and, accordingly, cash available for distribution, will be affected by a number of factors, including the revenue we receive from our communities, our operating expenses, our debt obligations, interest expense, the ability of our residents to meet their obligations, and unanticipated expenditures. The occupancy rates at our Properties declined from an average of 96% in fiscal 2005 to an average of 89% in fiscal 2006.

MORTGAGE NOTES PAYABLE

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

     The following sets forth certain material terms of each of the Notes as of March 31, 2007:

--------------------------------------------------------------------------------
                                                                      Monthly
                                                Mortgage Note        Principal
                                                   Amount              and
                                                (as of March         Interest
Location of Property                              31, 2007)          Payment
--------------------------------------------------------------------------------
154-160A Collins Street, Hartford, CT            $1,283,877        $    7,506
--------------------------------------------------------------------------------
21 Evergreen Avenue, Hartford, CT                $  693,136        $    4,053
--------------------------------------------------------------------------------
243 & 255 Laurel Street, Hartford, CT            $1,110,593        $    6,493
--------------------------------------------------------------------------------
252 Laurel Street, Hartford CT                   $  574,988        $    3,361
--------------------------------------------------------------------------------
270 Laurel Street, Hartford, CT                  $1,969,137        $   11,502
--------------------------------------------------------------------------------
360 Laurel Street, Hartford, CT                  $  582,864        $    3,408
--------------------------------------------------------------------------------
117-145 S. Marshall Street, Hartford, CT         $1,409,902        $    8,244
--------------------------------------------------------------------------------
56 Webster Street, Hartford, CT                  $  472,592        $    2,764
-------------------------------------------------==========--------==========---
      Total:                                     $8,097,089        $   47,331
-------------------------------------------------==========--------==========---

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

     As of March 31, 2007, an aggregate of $2,578,581 of principal and interest were due under the LP Notes.

EQUITY LINE OF CREDIT

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

     Mr. Mladen waived the liquidated damages due to him for the period between November 28, 2005 through June 30, 2006. We issued Mr. Mladen 43,500 shares of our Series C Preferred Stock for his agreement to waive additional liquidated damages due to him for the period between July 1, 2006 and October 31, 2006. The Resale Registration Statement was filed on November 29, 2006, however, on February 2, 2007, we requested its withdrawal. Subsequently, Mr. Mladen agreed to waive additional liquidated damages due to him through March 31, 2007.

     Prior to January 1, 2007, we adopted View C of EITF 05-4, "Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). For the year ended December 31, 2006, we recorded a loss on derivative instrument of $917,000. As of December 31, 2006, the liability amounted to $1,241,000 and was included on the balance sheet as a derivative liability. Subsequently, we elected to record the effects of adopting FSP 00-19-2 using the cumulative-effect transition method, which resulted in eliminating our derivative liability at the beginning of the first quarter of fiscal 2007, assigned with the offsetting cumulative-effect entry to opening accumulated deficit. In addition, this created a registration rights liability estimated at $1,620,000. The cumulative adjustment was not recorded in the statements of operations and previous periods were not adjusted. The impact on previously reported accounts as of December 31, 2006, adjusted effective January 1, 2007, is as follows:

------------------------------------------------------------------------------------------------------
                                                                   FSP 00-19-2
                                                                cumulative-effect
                                         December 31, 2006          adjustment        January 1, 2007
------------------------------------------------------------------------------------------------------
Derivative liability/
Registration rights liability               $ 1,241,000          $  (379,000)            $ 1,620,000
------------------------------------------------------------------------------------------------------
Accumulated deficit                         $(8,130,173)         $  (379,000)            $(8,509,173)
------------------------------------------------------------------------------------------------------
Total stockholders' equity                  $(5,892,687)         $  (379,000)            $(6,271,687)
------------------------------------------------------------------------------------------------------

     The tax effect of the identified adjustments is not significant since we have a full valuation allowance for deferred tax assets.

PROPERTY INFORMATION

     As of March 31, 2007, we owned interests in eight properties. Details on the properties are as follows:

---------------------------------------------------------------------------------------
                                       Number and
Location                             Type of Units          Rent Range      Vacancies
---------------------------------------------------------------------------------------
154-160A Collins Street        41 units:                                         8
Hartford, CT                   3 three-bedroom             $750
                               1 one-and a-half-bedroom    $650
                               37 one-bedroom              $600
---------------------------------------------------------------------------------------
21 Evergreen Avenue            24 units:                                         2
Hartford, CT                   18 one-bedroom              $625 - $650
                               6 studios                   $500 - $550
---------------------------------------------------------------------------------------
243 & 255 Laurel Street        34 units:                                         3
Hartford, CT                   4 two-bedroom               $725 - $775
                               30 one-bedroom              $600 - $625
---------------------------------------------------------------------------------------
252 Laurel Street              21 units:                                         1
Hartford, CT                   2 two-bedroom               $750
                               16 one-bedroom              $625
                               3 studios                   $450 - $475
---------------------------------------------------------------------------------------
270 Laurel Street              77 units:                                         5
Hartford, CT                   1 two-bedroom               $825
                               3 one-bedroom               $650
                               73 studios                  $500 - $550
---------------------------------------------------------------------------------------
360 Laurel Street              18 units:                                         5
Hartford, CT                   3 two-bedroom               $650 - $700
                               15 one-bedroom              $600 - $625
---------------------------------------------------------------------------------------
117-145 S. Marshall Street     42 units:                                         9
Hartford, CT                   36 two bedroom              $700 - $725
                               6 one-bedroom               $600 - $625
---------------------------------------------------------------------------------------
56 Webster Street              16 units:                                         1
Hartford, CT                   10 one-bedroom              $500
                               6 studios                   $400
---------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007 TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2006

     The following summarizes changes in our operations for the three-month period ended March 31, 2007 and 2006. Our net loss for the three-month period ended March 31, 2007, was $398,186. The primary reasons for this loss were increases in general and administrative expenses and interest expense, and the realized loss from sales of trading securities. For the three-month period ended March 31, 2006, we had a net loss of $286,863.

RENTAL REVENUE

     Revenues decreased $5,413, or approximately 1.3%, to $395,805 from $401,218, in the three-month period ended March 31, 2007, as compared to the three-month period ended March 31, 2006. This decrease was primarily related to lower occupancy rates at our Properties.

PROPERTY OPERATING COSTS

     Property operating costs decreased $10,099, or approximately 3.9%, to $265,833 from $276,742, in the three-month period ended March 31, 2007, as compared to the same period in the prior year. The decrease was primarily related to a decrease in utility costs.

GENERAL AND ADMINISTRATIVE

     General and administrative expense increased $78,930, or approximately 84.8%, to $171,998 from $93,068, in the three-month period ended March 31, 2007, as compared to the three-month period ended March 31, 2006. The increase was due to increased professional fees incurred in connection with regulatory filings.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense in the three-month period ended March 31, 2007 was $38,323, as compared to $37,851 in the first quarter of fiscal 2006.

MANAGEMENT FEE - RELATED PARTY

     Until June 30, 2006, our Properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (i) 99% by Goran Mladen, the son of David Mladen, our majority shareholder and sole officer and director, and (ii) 1% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement we had with White Knight, according to which White Knight collected the rents for all eight of our properties and paid our operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of our rent revenues. We discontinued our arrangement with White Knight, and, effective July 1, 2006, we assumed responsibilities for the management of our Properties. As a result, property management fees decreased $187,445, or 100.0%, to $0.00 from $187,445, in the three-month period ended March 31, 2007, as compared to the same period in the prior year.

INTEREST EXPENSE

     Interest expense increased $29,849, or approximately 23.1%, to $159,257 from $129,408, in the first quarter of the current year, as compared to the three-month period ended March 31, 2006. The reason for this increase was primarily related to increased interest on the promissory notes under our mortgage notes payable.

REALIZED LOSS FROM SALES OF TRADING SECURITIES

     In the three-month period ended March 31, 2007, we lost $168,748 from sales of trading securities. Our investments are comprised of equity securities of publicly traded companies. We did not have a trading portfolio of equity securities in the three-month period ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

     We have suffered recurring losses from operations and have a net stockholders' deficit of $6,669,873. Our cash and cash equivalents balance at March 31, 2007 was $797,367, which represents a decrease of $273,126 as compared to our cash and cash equivalents balance of $1,070,493 at December 31, 2006. We expect that the rental income we receive from tenants of our Properties will be our primary source of funds going forward. In order to acquire additional apartment properties, and, if necessary, to fund our operations, we may determine to take out additional loans from financial institutions or raise funds from one or a combination of debt offerings and equity offerings. Management plans to manage cash flows carefully. However, we have no assurance that sufficient cash flow will be generated in the future to meet our operating requirements. This raises substantial doubt about our ability to continue as a going concern.

USES OF CAPITAL

Net Cash Used In Operations
---------------------------

     During the three-month period ended March 31, 2007, we used $96,667 in operations, compared to $32,943 provided by operations during the three-month period ended March 31, 2006. The primary reason for this increase was our loss on sale of trading securities.

Net Cash Used In Investing Activities
-------------------------------------

     During the first quarter of fiscal 2007, we used $117,134 in investing activities, related to our purchase of trading securities. We did not purchase or sell any trading securities in the three-month period ended March 31, 2006.

Net Cash Used In Financing Activities
-------------------------------------

     During the three-month period ended March 31, 2007, we used $59,325 in financing activities, compared to $331,731 used in financing activities during the corresponding period in the prior year. The primary reason for this difference was the repayment of loans to our sole officer and director in the first quarter of 2006.

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

Income Taxes
------------

     Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") - an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, we did not have a liability for unrecognized tax benefits.

Derivative Liabilities
----------------------

     Effective in the first quarter of 2007, we adopted FASB Staff Position No. EITF 00-19-2 "Accounting for Registration Payment Arrangements" issued on December 21, 2006 ("FSP 00-19-2"). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". FSP 00-19-2 further clarifies that a financial instrument, such as convertible preferred stock, subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.

ADOPTION OF NEW ACCOUNTING POLICIES

     See Note 2 to our condensed unaudited consolidated financial statements in
Part 1, Item 1 to this Quarterly Report on Form 10-QSB for adoption of new accounting policies.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         Our contractual obligations, as of March 31, 2007, were as follows:

------------------------------------------------------------------------------------------------------------
                                           Payments Due By Period
------------------------------------------------------------------------------------------------------------
                                                  Less than                                      More than
Contractual obligations              Total          1 year        1-3 years       3-5 years       5 years
------------------------------------------------------------------------------------------------------------
   Mortgage Notes Payable        $ 8,097,089     $    86,082    $   248,082     $   277,548     $ 7,485,377
------------------------------------------------------------------------------------------------------------
    Promissory Notes             $ 2,578,581              --             --     $ 2,578,581              --
     Payable - Related Party
------------------------------------------------------------------------------------------------------------
Total                            $10,675,670     $    86,082    $   248,082     $ 2,856,129     $ 7,485,377
------------------------------------------------------------------------------------------------------------

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

     David Mladen, our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Mr. Mladen discovered a lack of effectiveness in our disclosure controls and procedures over financial reporting.

     Previously, our management established a remediation plan to address the material weaknesses identified in our disclosure controls and procedures. These remediation efforts were designed to address the material weaknesses identified by management and to improve and strengthen our overall control environment. Our remediation plan is to:

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

     Our management does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Except as previously indicated, there were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     During the three-month period ended March 31, 2007, and subsequent period through the date hereof, we were not a party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours, or owner of record of more than 5% of our common stock is a party adverse to us, or has a material interest adverse to us in any legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES

     In the three-month period ended March 31, 2007, and subsequent period through the date hereof, we issued the following unregistered securities:

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     During the three-month period ended March 31, 2007, and subsequent period through the date hereof, we did not default upon any senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the three-month period ended March 31, 2007, or subsequent period through the date hereof, except that:

ITEM 5. OTHER INFORMATION.

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

     On March 21, 2007, Mr. Mladen agreed to waive any additional liquidated damages which are due to him for the period ending on March 31, 2007.

     Prior to January 1, 2007, we adopted View C of EITF 05-4, "Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). For the year ended December 31, 2006, we recorded a loss on derivative instrument of $917,000. As of December 31, 2006, the liability amounted to $1,241,000 and was included on the balance sheet as a derivative liability. Subsequently, we elected to record the effects of applying FSP 00-19-2 using the cumulative-effect transition method, which resulted in eliminating our derivative liability at the beginning of the first quarter of fiscal 2007, assigned with the offsetting cumulative-effect entry to opening accumulated deficit. In addition, this created a registration rights liability estimated at $1,620,000 for the period between April 1, 2007 and December 31, 2007.

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

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

    10.3 Asset Sale Agreement, between Gift Liquidators, Inc. and Laid Back Enterprises Inc., dated September 29, 2005 (filed as
             Exhibit 10.3 to our Current Report on Form 8-K, dated September 29, 2005 and incorporated herein by reference)**

    10.4 Form of Contribution Agreement (filed as Exhibit 10.1 to our amended Current Report on Form 8-K/A, dated November 4, 2005 and incorporated by reference) **

    10.5 Form of Limited Partnership Agreement (filed as Exhibit 10.2 to our amended Current Report on Form 8-K/A, dated November 4, 2005 and incorporated herein by reference)**

    10.6 Investment Agreement, dated as of August 29, 2006, by and between Gift Liquidators, Inc. and Dutchess Private Equities Fund, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed August 31, 2006 and incorporated herein by reference)**

    10.7 Registration Rights Agreement, dated as of August 29, 2006, by and between Gift Liquidators, Inc. and Dutchess Private Equities Fund, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed August 31, 2006 and incorporated herein by reference)**

    31.1     Certification pursuant to Section 13a-14(a)*

    32.1     Certification pursuant to Section 1350*

________________________
* Filed herewith.
** Incorporated by reference as indicated.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EXCELLENCY INVESTMENT REALTY TRUST, INC.


Date:  May 21, 2007                  By:/s/ David Mladen
     -------------------                --------------------------------------
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

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

    10.3 Asset Sale Agreement, between Gift Liquidators, Inc. and Laid Back Enterprises Inc., dated September 29, 2005 (filed as
             Exhibit 10.3 to our Current Report on Form 8-K, dated September 29, 2005 and incorporated herein by reference)**

    10.4 Form of Contribution Agreement (filed as Exhibit 10.1 to our amended Current Report on Form 8-K/A, dated November 4, 2005 and incorporated by reference)**

    10.5 Form of Limited Partnership Agreement (filed as Exhibit 10.2 to our amended Current Report on Form 8-K/A, dated November 4, 2005 and incorporated herein by reference)**

    10.6 Investment Agreement, dated as of August 29, 2006, by and between Gift Liquidators, Inc. and Dutchess Private Equities Fund, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed August 31, 2006 and incorporated herein by reference)**

    10.7 Registration Rights Agreement, dated as of August 29, 2006, by and between Gift Liquidators, Inc. and Dutchess Private Equities Fund, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed August 31, 2006 and incorporated herein by reference)**

    31.1     Certification pursuant to Section 13a-14(a)*

    32.1     Certification pursuant to Section 1350*

 __________________
* Filed herewith.
** Incorporated by reference as indicated.