Form 10KSB/A
period 2006-12-31
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2007-08-20
CIK 1286218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 1)


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

         Transitional Small Business Disclosure Format (Check one):
Yes |_| No |X|



                                EXPLANATORY NOTE

         This Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 of Excellency Investment Realty Trust, Inc. (as originally filed on April 17, 2007, the "Form 10-KSB") is being filed in response to comments from the Staff of the Securities and Exchange Commission. The Form 10-KSB is restated herein in its entirety. The disclosures in this amendment continue to speak as of the date of the Form 10-KSB, and do not reflect events occurring after the filing of the Form 10-KSB. Accordingly, this Form 10-KSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-KSB, including any amendments to those filings. The filing of this Form 10-KSB/A shall not be deemed an admission that the Form 10-KSB filed included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

                                AMENDMENT NO. 1
                                       TO
                          ANNUAL REPORT ON FORM 10-KSB
          OF EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES



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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         This Amendment No. 1 to the Annual Report on Form 10-KSB, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Amendment No. 1 to the Annual Report on Form 10-KSB. Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.


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

Financing
---------


         As of December 27, 2005, we borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp., in connection with the refinancing of our Properties, evidenced by eight notes payable (the "Mortgage Notes"). The Mortgage Notes bear interest at an initial rate of 5.625%. The loans are repayable in monthly installments of principal and interest, due on the first day of each month. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be payable. The Mortgage Notes are secured against each respective Property, and, David Mladen, our majority stockholder, and sole officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. As of December 31, 2006, an aggregate of approximately $8,124,989 is due under the Mortgage Notes.


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


         Property management fees were $31,019 and $64,667 for the years ended December 31, 2006 and 2005, respectively.

         As of December 31, 2006 and 2005, White Knight had retained amounts of rent in excess of expenses paid on our behalf totaling $171,767 and $387,266, respectively. We have written off such amounts due from White Knight as we have determined the amounts are not collectible.


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
                              ======            ======           ======              ======
----------------------------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


         The following discussion should be read in conjunction with the financial statements and notes thereof appearing elsewhere in this Amendment No. 1 to the Annual Report on Form 10-KSB. In addition, this Amendment No. 1 to the Annual Report on Form 10-KSB contains statements that may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes," "estimates," "expects" and "anticipates" and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of ours to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:


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


         Between October 26, 2005 and October 31, 2005, we formed eight limited partnerships as wholly-owned Delaware subsidiaries of the Company (the "Limited Partnerships"). At the time of formation, we owned 100% of the partnership interests of each of the Limited Partnerships.


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


         The Investment Agreement with Dutchess terminates either (a) when Dutchess has purchased an aggregate of Twenty-Five Million dollars ($25,000,000) in shares of Common Stock of the Company pursuant to the Investment Agreement, or (b) thirty-six months after the effective date of the Investment Agreement.

         Dutchess is not obligated to purchase any shares of the Common Stock, unless each of the following conditions are satisfied at the time of purchase:

         o a registration statement shall have been declared effective and shall remain effective and available for the resale of all the shares of Common Stock to be purchased by Dutchess;

         o the Common Stock shall be listed, and shall not have been suspended from trading for a period of two (2) consecutive trading days, and the Company shall not have been notified of any pending or threatened proceeding or other action to suspend the trading of its Common Stock;

         o the Company must have complied with its obligations and must not otherwise be in breach of or in default under the Investment Agreement, or other related transaction documents;

         o no injunction shall have been issued and remain in force, or action commenced by a governmental authority, which has not been stayed or abandoned, prohibiting the purchase or the issuance of the shares of the Company's Common Stock to be purchased; and

         o the issuance of the shares of Common Stock of the Company will not violate any shareholder approval requirements of the principal market or exchange on which the Common Stock is traded.

         To date, the Company has not delivered any Puts to Dutchess pursuant to the Investment Agreement, and has no intention to do so in the foreseeable future.


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


         Property management fees were $31,019 and $64,667 for the years ended December 31, 2006 and 2005, respectively.

         As of December 31, 2006 and 2005, White Knight had retained amounts of rent in excess of expenses paid on our behalf totaling $171,767 and $387,266, respectively. We have written off such amounts due from White Knight as we have determined the amounts are not collectible.


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

REPAYMENT OF OUTSTANDING LOANS

Repayment of Loan made by an Officer/Director
---------------------------------------------


         At various times in 2003, 2004, and 2005, David Mladen, the Company's majority stockholder and sole officer and director, made unsecured loans to Eternal Enterprise, Inc., in the aggregate amount of $399,829, at an interest rate of 6% per annum (the "Mladen Loans"), due on or before May 10, 2010. Through December 31, 2005, a total of $42,380 of interest accrued and was unpaid on the principal amount. As a result, as of December 31, 2005, the balance of the Mladen Loans was $442,209. In fiscal 2006, Mr. Mladen loaned the Company an additional $15,745. Prior to December 31, 2006, the Company prepaid to Mr. Mladen the entire balance due of $457,954. Of that amount, $415,574 was principal and $42,380 was interest. As a result, as of December 31, 2006, the Mladen Loans have been repaid in full.


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
Hartford, CT
--------------------------------------------------------------------------------

COMPARISON OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 TO THE YEAR ENDED DECEMBER 31, 2005


         The following summarizes changes in our operations for the years ended December 31, 2006 and 2005. Our net loss for the year ended December 31, 2006, was $2,395,036. The primary reasons for this loss were a decrease in our rental revenues, an increase in interest expense, and our loss on derivative instruments. For the year ended December 31, 2005, we had a net loss of $1,660,639.


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

General and Administrative


         General and administrative expense decreased approximately $78,766, from $876,677 in the year ended December 31, 2005 to $797,911 in the year ended December 31, 2006, or approximately 9.0%. The decrease was due to our write off of a lesser amount of uncollectible amounts due from a related party in the fiscal year ended December 31, 2006, as compared to the prior year.

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


         As of December 31, 2006 and 2005, White Knight had retained amounts of rent in excess of expenses paid on our behalf totaling $171,767 and $387,266, respectively. We have written off such amounts due from White Knight as we have determined the amounts are not collectible.


         We have discontinued our arrangement with White Knight, and, effective July 1, 2006, we assumed responsibilities for the management of our Properties.


         Our property management fees decreased $33,648, from $64,667 to $31,019, or approximately 52.0%, in the current year. The primary reason for this decrease was our termination of our management agreement with White Knight Management as of June 30, 2006.


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

Derivative Liability


         As of December 31, 2006 and 2005, we had a liability of $1,241,000 and $2,578,000, respectively, resulting from our failure to satisfy certain registration requirements of ours, as further described in the "Liquidated Damages" section above.

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

USES OF CAPITAL

Net Cash Flow Used In Operations
--------------------------------


         During the year ended December 31, 2006, we used $608,913 in operations, compared to $1,427,554 used in operations during the year ended December 31, 2005. The primary reason for this increase was the accrual of a derivative liability due to our failure to meet certain of our registration requirements.


Net Cash Used in Investing Activities
-------------------------------------


         During the year ended December 31, 2006, we used $684,903 in investing activities, compared to $35,242 used in investing activities during the year ended December 31, 2005. The primary reasons for this change were our net purchases of trading securities and purchases of treasury stock in fiscal 2006.


Net Cash From Financing Activities
----------------------------------


         During the year ended December 31, 2006, we used $541,220 in financing activities, compared to $4,342,644 provided from financing activities during the year ended December 31, 2005. The primary reason for this difference was the refinancing of our Properties in fiscal 2005.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended             Year Ended
                                                               December 31, 2006      December 31, 2005
                                                               -----------------      -----------------
Rental revenue                                                   $ 1,549,590             $ 1,616,685
                                                                 -----------             -----------
Operating expenses:
  Property operating costs                                           911,331               1,042,924
  General and administrative                                         797,911                 876,677
  Depreciation and amortization                                      151,885                 245,011
  Management fee-related party                                        31,019                  64,667
                                                                 -----------             -----------

Total operating expenses                                         $ 1,892,146             $ 2,229,279
                                                                 -----------             -----------
Operating income                                                    (342,556)               (612,594)
                                                                 -----------             -----------
                                                                           -                       -
Nonoperating expenses and income:                                          -                       -
  Interest expense                                                  (625,409)                (393,962)
  Other income                                                        77,064                       -
  Realized loss from sales of trading securities                    (587,097)                      -
  Loss on derivative instrument                                     (917,000)                      -
  Net unrealized loss on trading securities                              (38)                      -
  Exit fees on early repayment of mortgages                                -                (654,083)
                                                                 -----------             -----------

Total nonoperating expenses                                       (2,052,480)             (1,048,045)
                                                                 -----------             -----------

  Net loss                                                       $(2,395,036)            $(1,660,639)
                                                                 ===========             ===========


Loss per common share-basic and diluted                          $     (0.36)            $    (14.01)
                                                                 ===========             ===========

Weighted average common shares outstanding basic and diluted       6,673,332                 118,537
                                                                 ===========             ===========


See accompanying notes to consolidated financial statements.


                              EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                      (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


CASH FLOWS FROM OPERATING ACTIVITIES                                                           2006              2005
                                                                                               ----              ----
Net loss                                                                                  $(2,395,036)       $(1,660,639)
Adjustments to reconcile net loss to net cash
  provided (used) in operating activities:
  Loss on sale of securities                                                                  587,097                  -
  Loss on derivative instrument                                                               917,000                  -
  Depreciation and amortization                                                               151,886            245,011
  Provision for doubtful accounts                                                              95,569             10,315
  Net unrealized loss on trading securities                                                        38                  -

Changes in Operating Assets and Liabilities:
  Accounts receivable-tenants                                                                 (68,641)            (1,602)
  Other receivables                                                                                 -           (167,020)
  Escrow                                                                                        5,528             61,914
  Other assets                                                                                130,649             (5,138)
  Security deposits                                                                            26,441            (12,086)
  Accounts payable and accrued expenses                                                       (59,444)           101,691
                                                                                          -----------        -----------
   Net cash used in operating activities                                                     (608,913)        (1,427,554)
                                                                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchases of trading securities                                                          (638,749)                 -
Purchase of treasury stock                                                                    (61,420)                 -
Proceeds from sale of treasury stock                                                           43,611                  -
Purchase of fixed assets                                                                      (28,345)           (35,242)
                                                                                          -----------        -----------

   Net cash (used in) investing activities                                                   (684,903)           (35,242)
                                                                                          -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from mortage refinancing                                                                 -          4,392,849
  Repayments of loans to officer/director                                                    (457,954)                 -
  Proceeds of loans from officer/director                                                      15,745            117,317
  Repayment of mortgage notes payable                                                         (99,011)                 -
  Proceeds from the issuance of preferred stock                                                     -             10,000
  Payment of deferred financing costs                                                               -           (177,522)
                                                                                          -----------        -----------
   Net cash (used in) provided by financing activities                                       (541,220)         4,342,644
                                                                                          -----------        -----------
(Decrease) Increase in Cash                                                                (1,835,036)         2,879,848
Cash- Beginning of Year                                                                     2,905,529             25,681
                                                                                          -----------        -----------
Cash-End of Year                                                                          $ 1,070,493        $ 2,905,529
                                                                                          ===========        ===========

Cash paid during the period during the period for interest                                $   662,143        $   369,972
                                                                                          ===========        ===========
Cash paid during the period during the period for taxes                                   $       500        $         -
                                                                                          ===========        ===========
Non-Cash Transactions


Contributions of capital for waived liquidared damages related to derivative liability    $ 1,534,000        $         -
                                                                                          ===========        ===========
Common stock issued in consideration for waived liquidated damages                        $   720,000        $         -
                                                                                          ===========        ===========
Issuance of promissory notes in connection with acquisition
of Eternal Enterprises, Inc.                                                              $         -        $ 2,610,006
                                                                                          ===========        ===========

Net Inflow of refinancing:

Proceeds from mortgage notes payable                                                      $         -        $ 8,224,000
Repayment of mortgage                                                                               -         (3,831,151)
                                                                                          -----------        -----------
   Net inflow from refinancing                                                            $         -        $ 4,392,849
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

As of December 29, 2005, the Company entered into a Purchase and Sale Agreement with Goran Mladen, the Company's majority stockholder and sole officer and director's son (the "Purchase Agreement"), pursuant to which the Company purchased all of the limited partnership interests of the Limited Partnerships owned by Goran Mladen, for an aggregate purchase price of $479,096. The purchase price was paid by the Company in cash. As a result, the Company now owns approximately 81% of the partnership interests of each of the Limited Partnerships.

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

        The Investment Agreement with Dutchess terminates either (a) when Dutchess has purchased an aggregate of Twenty-Five Million dollars ($25,000,000) in shares of Common Stock of the Company pursuant to the Investment Agreement, or (b) thirty-six months after the effective date of the Investment Agreement.

         Dutchess is not obligated to purchase any shares of the Common Stock, unless each of the following conditions are satisfied at the time of purchase:

         o a registration statement shall have been declared effective and shall remain effective and available for the resale of all the shares of Common Stock to be purchased by Dutchess;

         o the Common Stock shall be listed, and shall not have been suspended from trading for a period of two (2) consecutive trading days, and the Company shall not have been notified of any pending or threatened proceeding or other action to suspend the trading of its Common Stock;

         o the Company must have complied with its obligations and must not otherwise be in breach of or in default under the Investment Agreement, or other related transaction documents;

         o no injunction shall have been issued and remain in force, or action commenced by a governmental authority, which has not been stayed or abandoned, prohibiting the purchase or the issuance of the shares of the Company's Common Stock to be purchased; and

         o the issuance of the shares of Common Stock of the Company will not violate any shareholder approval requirements of the principal market or exchange on which the Common Stock is traded.

         To date, the Company has not delivered any Puts to Dutchess pursuant to the Investment Agreement, and has no intention to do so in the foreseeable future.

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

As of December 31, 2006 and 2005, White Knight retained amounts of rent in excess of expenses paid (including management fee) on behalf of the Company totaling $171,767 and $387,266, respectively. The Company has written off such amounts due from White Knight as it has determined the amounts are not collectible.

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

           EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Repayment of Loans made by an Officer/Director
----------------------------------------------

         At various times in 2003, 2004, and 2005, David Mladen, the Company's majority stockholder and sole officer and director, made unsecured loans to Eternal Enterprise, Inc., in the aggregate amount of $399,829, at an interest rate of 6% per annum (the "Mladen Loans"), due on or before May 10, 2010. Through December 31, 2005, a total of $42,380 of interest accrued and was unpaid on the principal amount. As a result, as of December 31, 2005, the balance of the Mladen Loans was $442,209. In fiscal 2006, Mr. Mladen loaned the Company an additional $15,745. Prior to December 31, 2006, the Company prepaid to Mr. Mladen the entire balance due of $457,954. Of that amount, $415,574 was principal and $42,380 was interest. As a result, as of December 31, 2006, the Mladen Loans have been repaid in full.

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

Re-Purchase of Limited Partnership Interests
--------------------------------------------


         As of December 29, 2005, we entered into a Purchase and Sale Agreement (the "Purchase Agreement") with Goran Mladen, the son of David Mladen, our majority stockholder and sole officer and director, pursuant to which we purchased all of the limited partnership interests of the Limited Partnerships owned by Goran Mladen, for an aggregate purchase price of $479,096. The purchase price was paid by the Company in cash. As a result, we now own approximately 81% of the partnership interests of each of the Limited Partnerships.


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


         Property management fees were $31,019 and $64,667 for the years ended December 31, 2006 and 2005, respectively.

         As of December 31, 2006 and 2005, White Knight had retained amounts of rent in excess of expenses paid (and management fees) on our behalf totaling $171,767 and $387,266, respectively. We have written off such amounts due from White Knight as we have determined the amounts are not collectible.

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

Repayment of Loans made by an Officer/Director
----------------------------------------------


         At various times in 2003, 2004, and 2005, David Mladen, the Company's majority stockholder and sole officer and director, made unsecured loans to Eternal Enterprise, Inc., in the aggregate amount of $399,829, at an interest rate of 6% per annum (the "Mladen Loans"), due on or before May 10, 2010. Through December 31, 2005, a total of $42,380 of interest accrued and was unpaid on the principal amount. As a result, as of December 31, 2005, the balance of the Mladen Loans was $442,209. In fiscal 2006, Mr. Mladen loaned the Company an additional $15,745. Prior to December 31, 2006, the Company prepaid to Mr. Mladen the entire balance due of $457,954. Of that amount, $415,574 was principal and $42,380 was interest. As a result, as of December 31, 2006, the Mladen Loans have been repaid in full.


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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EXCELLENCY INVESTMENT REALTY TRUST, INC.


     Dated: August 20, 2007             By: /s/ David Mladen
                                            ----------------------------------
                                            David Mladen
                                            President, Chief Executive Officer
                                            and Authorized Representative




         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                             Title                     Date
     ---------                             -----                     ----



 /s/ David Mladen                                                August 20, 2007
----------------------
     David Mladen           President, Chief Executive Officer
                            and sole Director (Principal
                            Executive, Financial and Accounting
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