Form 10QSB/A
period 2007-03-31
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2007-08-20
CIK 1286218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)


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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 21, 2007, the issuer had
                                          --------------------------------------
43,761,537 shares of common stock issued and outstanding.
---------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]



                    EXCELLENCY INVESTMENT REALTY TRUST, INC.
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                               AMENDMENT NO. 1 TO
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007



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

Item 4.  Submission of Matters to a Vote of Security Holders............................... 39

Item 5.  Other Information................................................................. 39

Item 6.  Exhibits.......................................................................... 41


SIGNATURES................................................................................. 43



                                EXPLANATORY NOTE

     This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2007 of Excellency Investment Realty Trust, Inc. (as originally filed on May 21, 2007, the "Form 10-QSB") is being filed in response to comments from the Staff of the Securities and Exchange Commission. The Form 10-QSB is restated herein in its entirety. The disclosures in this amendment continue to speak as of the date of the Form 10-QSB, and do not reflect events occurring after the filing of the Form 10-QSB. Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-QSB, including any amendments to those filings. The filing of this Form 10-QSB/A shall not be deemed an admission that the Form 10-QSB filed included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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


                 EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                        (unaudited)


                                                                       2007                2006
                                                                       ----                ----
Rental revenue                                                    $    395,805        $    401,218
                                                                  ------------        ------------
Operating expenses:
  Property operating costs                                             265,833             276,742
  General and administrative                                           171,998             264,344
  Depreciation and amortization                                         38,323              37,851
  Management fee-related party                                               -              16,169
                                                                  ------------        ------------

Total operating expenses                                          $    476,154        $    595,106
                                                                  ------------        ------------
Operating loss                                                         (80,349)           (193,888)
                                                                  ------------        ------------

Non operating expenses and income:
  Interest expense                                                    (159,257)           (129,408)
  Other income                                                          10,168               6,433
  Realized loss from sales of trading securities                      (168,748)                  -
  (Loss)gain on derivative instrument                                        -              30,000
                                                                  ------------        ------------

Net non-operating expenses                                            (317,837)            (92,975)
                                                                  ------------        ------------

  Net loss                                                        $   (398,186)       $   (286,863)
                                                                  ============        ============


Loss per common share - basic and diluted                         $      (0.01)       $      (2.42)
                                                                  ============        ============

Weighted average common shares outstanding basic and diluted        43,658,259             118,537
                                                                  ============        ============

See accompanying notes to condensed consolidated financial statements.

                              EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                                   (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES                                                          2007             2006
                                                                                              ----             ----
Net loss                                                                                 $  (398,186)         (286,863)
Adjustments to reconcile net loss to net cash
  provided (used) in operating activities:
  Loss on sale of securities                                                                 168,748                 -
  Depreciation and amortization                                                               38,221            37,851
  Gain on derivative liability                                                                     -           (30,000)
  Provision for doubtful accounts                                                              9,717                 -

Changes in Operating Assets and Liabilities:
  Accounts receivable-tenants                                                                (13,555)            2,830
  Escrow                                                                                      42,193            44,307
  Other assets                                                                                48,580           153,469
  Security deposits                                                                          (11,782)            9,606
  Accounts payable and accrued expenses                                                       19,397           101,743
                                                                                         -----------       -----------
   Net cash (used in) provided by operating activities                                       (96,667)           32,943
                                                                                         -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net purchases of trading securities                                                       (117,134)                -
                                                                                         -----------       -----------

  Net cash used in investing activities                                                     (117,134)                -
                                                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Repayments of loans to officer/director                                                    (31,425)         (325,000)
  Proceeds of loans from officer/director                                                          -            10,892
  Repayment of mortgage notes payable                                                        (27,900)          (17,623)
                                                                                         -----------       -----------
   Net Cash used in Financing Activities                                                     (59,325)         (331,731)
                                                                                         -----------       -----------
Decrease in Cash and Cash Equivalents                                                       (273,126)         (298,788)
Cash- Beginning of Period                                                                  1,070,493         2,905,529
                                                                                         -----------       -----------
Cash-End of Period                                                                       $   797,367       $ 2,606,741
                                                                                         ===========       ===========

Cash paid during the period during the period for interest                               $   159,257       $    77,061
                                                                                         ===========       ===========
Non-Cash Transactions


Contributions of capital for waived liquidated damages related to derivative liability   $         -       $   744,000
                                                                                         ===========       ===========
Conversion of preferred stock into common stock 1,430                                    $     1,460       $         -
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

As of March 31, 2007, an aggregate of $2,578,581 was due under the LP Notes.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, as amended.

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

For the three months ended March 31, 2007, the Company paid Mr. Mladen a total of $33,925 of interest, and $56,516 principal due under his portion of the LP Notes. As a result, an aggregate of $2,578,581 was due under the LP Notes as of such date.

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

As of March 31, 2007, the Company has not delivered any Puts to Dutchess pursuant to the Investment Agreement, and has no intention to do so in the foreseeable future.

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

As of March 31, 2006, White Knight retained amounts of rent in excess of expenses paid (including management fee) on behalf of the Company totaling $171,276. The Company has written off such amount due from White Knight as it has determined such amount is not collectible.

The Company discontinued its arrangement with White Knight effective July 1, 2006, and, currently, all of the Company's properties are managed by the Company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


     The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with the Notes to the Financial Statements in Item 1 of this Amendment No. 1 to the Quarterly Report on Form 10-QSB, and our Annual Report on Form 10-KSB for the year ended December 31, 2006, as amended (the "Annual Report"). In addition to historical information, this discussion contains statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes", "estimates", "expects" and "anticipates" and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of ours to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:


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

     As of March 31, 2007, the Company has not delivered any Puts to Dutchess pursuant to the Investment Agreement, and has no intention to do so in the foreseeable future.


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

     Prior to January 1, 2007, we adopted View C of EITF 05-4, "Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). For the year ended December 31, 2006, we recorded a loss on derivative instrument of $917,000. As of December 31, 2006, the liability amounted to $1,241,000 and was included on the balance sheet as a derivative liability. Subsequently, we elected to record the effects of adopting FSP 00-19-2 using the cumulative-effect transition method, which resulted in eliminating our derivative liability at the beginning of the first quarter of fiscal 2007, assigned with the offsetting cumulative-effect entry to opening accumulated deficit. In addition, this created a registration rights liability estimated at $1,620,000. The cumulative adjustment was not recorded in the statements of operations and previous periods were not adjusted. The impact on previously reported accounts as of December 31, 2006, adjusted effective January 1, 2007, is as follows:


------------------------------------------------------------------------------------------------------
                                                                   FSP 00-19-2
                                                                cumulative-effect
                                         December 31, 2006          adjustment        January 1, 2007
------------------------------------------------------------------------------------------------------
Derivative liability                        $ 1,241,000          $(1,241,000)            $         -
------------------------------------------------------------------------------------------------------
Registration rights liability               $         -          $ 1,620,000             $ 1,620,000
------------------------------------------------------------------------------------------------------
Accumulated deficit                         $(8,130,173)         $  (379,000)            $(8,509,173)
------------------------------------------------------------------------------------------------------
Total stockholders' equity                  $(5,892,687)         $  (379,000)            $(6,271,687)
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
---------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007 TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2006


     The following summarizes changes in our operations for the three-month period ended March 31, 2007 and 2006. Our net loss for the three-month period ended March 31, 2007, was $398,186. The primary reasons for this loss were an increase in interest expense, and the realized loss from sales of trading securities. For the three-month period ended March 31, 2006, we had a net loss of $286,863.

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

GENERAL AND ADMINISTRATIVE


     General and administrative expense decreased $92,346, or approximately 34.9%, to $171,998 from $264,344, in the three-month period ended March 31, 2007, as compared to the three-month period ended March 31, 2006. The decrease was due to our write off of uncollectible amounts due from a related party for the first quarter in fiscal 2006, which amounts did not reoccur in the same period in fiscal 2007.


DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense in the three-month period ended March 31, 2007 was $38,323, as compared to $37,851 in the first quarter of fiscal 2006.

MANAGEMENT FEE - RELATED PARTY


     Until June 30, 2006, our Properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (i) 99% by Goran Mladen, the son of David Mladen, our majority shareholder and sole officer and director, and (ii) 1% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement we had with White Knight, according to which White Knight collected the rents for all eight of our properties and paid our operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of our rent revenues. We discontinued our arrangement with White Knight, and, effective July 1, 2006, we assumed responsibilities for the management of our Properties. As a result, there were no property management fees for the three-month period ended March 31, 2007, compared to $16,169 of property management fees in the same period in the prior year.


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

USES OF CAPITAL

Net Cash Used In Operations
---------------------------


     During the three-month period ended March 31, 2007, $96,667 was used in operations, compared to $32,943 provided by operations during the three-month period ended March 31, 2006. The primary reason for this difference, was our loss on the sale of trading securities in the first quarter of fiscal 2007.


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

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to the Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EXCELLENCY INVESTMENT REALTY TRUST, INC.


Date:  August 20, 2007                  By: /s/ David Mladen
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