Form 10QSB
period 2007-06-30
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2007-08-20
CIK 1286218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2007
                                                                  --------------


[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           For the transition period from _________ to _________

                           Commission file number 000-50675
                                                  ------------------------------


                    EXCELLENCY INVESTMENT REALTY TRUST, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter

                 Maryland                                   20-8635424
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification No.)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 20, 2007, the issuer had 73,761,537 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):        Yes [ ] No [X]


                                 EXCELLENCY INVESTMENT REALTY TRUST, INC.
                                (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                                      QUARTERLY REPORT ON FORM 10-QSB
                               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                                   INDEX
                                                   -----

                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of June 30, 2007 (Unaudited)......................... 3

           Condensed Consolidated Statements of Operations for the Three and
                  Six Months ended June 30, 2007 and 2006 (Unaudited)................................... 4

           Condensed Consolidated Statements of Cash Flows for the Six Months
                  ended June 30, 2007 and 2006 (Unaudited).............................................. 5

           Condensed Consolidated Statement of Changes in Stockholders' Deficit
                  for the Six Months ended June 30, 2007 (Unaudited).................................... 6

           Notes to Condensed Consolidated Financial Statements (Unaudited)............................. 7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations............................................................................... 23

Item 3.    Controls and Procedures..................................................................... 38


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings........................................................................... 40

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds................................. 40

Item 3.    Defaults Upon Senior Securities............................................................. 40

Item 4.    Submission of Matters to a Vote of Security Holders......................................... 40

Item 5.    Other Information........................................................................... 40

Item 6.    Exhibits.................................................................................... 41


SIGNATURES............................................................................................. 43

                                PART 1 - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

                  EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEET
                                        June 30, 2007
                                         (unaudited)
ASSETS
Real Estate:
Land                                                                             $    811,402
Buildings and improvements                                                          5,182,456
                                                                                 ------------
                                                                                    5,993,858
Less: accumulated depreciation                                                      1,204,014
                                                                                 ------------
                                                                                    4,789,844

Cash and cash equivalents                                                             620,475
Accounts receivable-tenants, net of
allowance for doubtful accounts of $35,182                                             35,961
Deferred financing costs, net of accumulated
amortization of 21,468                                                                156,053
Escrow account                                                                         92,180
Other assets                                                                           13,717
                                                                                 ------------
                                                                                 $  5,708,230
                                                                                 ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Mortgage notes payable                                                           $  8,068,797
Promissory notes payable-related party                                              2,578,581
Security deposits                                                                     118,489
Accounts payable and accrued expenses                                                 337,009
Registration rights liability                                                       1,769,086
                                                                                 ------------
                                                                                   12,871,962
                                                                                 ------------
Commitments and contingencies
Stockholders' Deficit:
Series A Convertible Preferred Stock, par value $0.01, 10,000 shares authorized, 10,000 issued and outstanding.  Aggregate
     liquidation preference of $9,100 ($0.91 per share)                                   100
Series B Preferred Stock, par value $0.01,
     20,000 shares authorized, 0 shares issued and outstanding                             --
Series C Convertible Preferred Stock, par value $0.01, 0 shares
     authorized, 0 shares issued and outstanding                                           --
Common stock, par value $0.01, 200,000,000 shares
     authorized, 73,761,537 issued and outstanding                                    737,615
Treasury stock, at cost- 30,002,469 shares                                           (334,168)
Additional paid-in capital                                                          1,833,939
Accumulated deficit                                                                (9,401,218)
                                                                                 ------------
                                                                                   (7,163,732)
                                                                                 ------------
                                                                                 $  5,708,230
                                                                                 ============

              See accompanying notes to condensed consolidated financial statements.

                            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                                   (unaudited)


                                                             For the Three                       For the Six
                                                             Months Ended                       Months Ended
                                                               June 30,                           June 30,
                                                        2007            2006               2007             2006
                                                       ------          ------             ------           ------
Rental revenue                                   $    392,795    $    371,246        $    785,600     $    772,464
                                                 ------------    ------------        ------------     ------------
Operating expenses:
  Property operating costs                            256,034         203,040             518,867          479,782
  General and administrative                          265,970         187,329             437,968          451,673
  Depreciation and amortization                        38,323          37,851              76,646           75,702
  Management fee-related party                             --          14,850                  --           31,019
                                                 ------------    ------------        ------------     ------------
Total operating expenses                              560,327         443,070           1,033,481        1,038,176
                                                 ------------    ------------        ------------     ------------
Operating loss                                       (167,532)        (71,824)           (247,881)        (265,712)
                                                 ------------    ------------        ------------     ------------
Non operating expenses and income:
  Interest expense                                   (158,859)       (162,742)           (318,116)        (292,150)
  Other income                                         12,532          32,482              22,700           38,915
  Realized loss from sales of
  trading securities                                       --         (10,028)           (168,748)         (10,028)
  Net unrealized gains on investments                      --         180,800                  --          180,800
  (Loss) gain on derivative instrument               (180,000)             --            (180,000)          30,000
                                                 ------------    ------------        ------------     ------------
Total non-operating expenses                         (326,327)         40,512            (644,164)         (52,463)
                                                 ------------    ------------        ------------     ------------
Net loss                                             (493,859)        (31,312)           (892,045)        (318,175)
                                                 ============    ============        ============     ============
Loss per common share - basic
   and diluted                                   $      (0.01)   $      (0.26)       $      (0.02)    $      (2.68)
                                                 ============    ============        ============     ============
Weighted average common shares
outstanding basic and diluted                      55,959,339         118,537          49,842,780          118,537
                                                 ============    ============        ============     ============



                          See accompanying notes to condensed consolidated financial statements.

                     EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                             (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES                                     2007               2006
                                                                         ----               ----
Net loss                                                           $  (892,045)       $  (318,175)

Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                         76,646             75,702
  Provision for doubtful accounts                                       22,918             55,436
  Loss(gain)on derivative liability                                    180,000            (30,000)
  Write-off of related party receivable                                     --             32,182
  Realized loss on sale of investments                                 168,748             10,028
  Net unrealized holding gains on investments                               --           (180,800)

Changes in Operating Assets and Liabilities:
  Accounts receivable-tenants                                          (44,922)           (27,985)
  Escrow                                                                 1,982             10,583
  Due to/from related party                                                 --            (32,182)
  Other assets                                                          44,726            173,106
  Security deposits                                                     10,243              8,211
  Accounts payable and accrued expenses                                217,351             91,647
                                                                   -----------        -----------
  Net cash used in
  operating activities                                                (214,353)          (132,247)
                                                                   -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net purchase of trading securities                                  (117,134)        (1,783,851)
                                                                   -----------        -----------
  Net cash used in
  investing activities                                                (117,134)        (1,783,851)
                                                                   -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from margin loans payable                                        --            758,653
  Proceeds of loans from officer/director                                   --             10,892
  Repayment to officer/director                                        (62,339)          (325,000)
  Repayment of mortgage notes payable                                  (56,192)           (44,374)
                                                                   -----------        -----------
  Net Cash used in Financing Activities                               (118,531)           400,171
                                                                   -----------        -----------
Decrease in Cash and Cash Equivalents                                 (450,018)        (1,515,927)
Cash-Beginning of Period                                             1,070,493          2,905,529
                                                                   -----------        -----------
Cash-End of Period                                                 $   620,475        $ 1,389,602
                                                                   ===========        ===========
Cash paid during the period during
the period for interest                                            $   291,926        $   192,339
                                                                   ===========        ===========
Non-Cash Transactions:
Contributions of capital for waived
liquidated damages related to
derivative liability                                               $        --        $ 1,174,000
                                                                   ===========        ===========
Conversion of preferred stock into
common stock 1,430                                                 $     1,460        $        --
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

                                     EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                              (unaudited)


                                                                                                                        Additional
                                     Preferred Stock-Series A   Preferred   Stock-Series C         Common Stock          Paid-in
                                         Shares    Amount          Shares     Amount            Shares     Amount        Capital
                                         ------    ------          ------     ------            ------     ------        -------
Balance at December 31, 2006               11,000    $       110           --          --    43,618,537   $   436,185   $ 1,835,359
                                      ===========    ===========    =========   =========   ===========   ===========   ===========
Cumulative-effect adjustment
of adopting FASB Staff Position
No. EITF 00-19-2                               --             --           --          --            --            --            --
                                      -----------    -----------    ---------   ---------   -----------   -----------   -----------
Balance as of January 1, 2007              11,000            110           --          --    43,618,537       436,185     1,835,359

Conversion of preferred stock              (1,000)           (10)          --          --       143,000         1,430        (1,420)

Issuance of common stock to be
rescinded                                      --             --           --          --    30,000,000       300,000            --
Net loss                                       --             --           --          --            --            --            --
                                      -----------    -----------    ---------   ---------   -----------   -----------   -----------
Balance at June 30, 2007                   10,000    $       100    $      --   $      --    73,761,537   $   737,615   $ 1,833,939
                                      ===========    ===========    =========   =========   ===========   ===========   ===========

                                           Accumulated        Treasury Stock
                                             Deficit          Shares at Cost             Total
                                             -------          --------------             -----
Balance at December 31, 2006               (8,130,173)              (34,168)          (5,892,687)
                                          ===========           ===========          ===========
Cumulative-effect adjustment
of adopting FASB Staff Position
No. EITF 00-19-2                             (379,000)                   --             (379,000)
                                          -----------           -----------          -----------
Balance as of January 1, 2007              (8,509,173)              (34,168)          (6,271,687)

Conversion of preferred stock                      --                    --                   --

Acquisition of common stock to be
rescinded                                          --              (300,000)                  --
Net loss                                     (892,045)                   --             (892,045)
                                          -----------           -----------          -----------
Balance at June 30, 2007                  $(9,401,218)          $  (334,168)         $(7,163,732)
                                          ===========           ===========          ===========

                                        See accompanying notes to condensed consolidatedfinancial statements.


       EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES NOTES TO
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)


NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

Company Background
------------------

Excellency Investment Realty Trust, Inc.
----------------------------------------

Excellency Investment Realty Trust, Inc. ("the Company") and its predecessor companies were originally incorporated in 1963 as Dorsett Educational Systems, Inc.

Eternal Enterprise, Inc.
------------------------

Eternal Enterprise, Inc. ("Eternal") was incorporated in the State of Connecticut on June 18, 1997. Eternal is in the business of acquiring, developing, holding for investment, operating and selling residential real estate properties in the United States. Eternal owns the following residential apartment buildings (collectively, the "Properties"):

     o    154-160A Collins Street, Hartford, CT
     o    21 Evergreen Avenue, Hartford, CT
     o    243 & 255 Laurel Street, Hartford, CT;
     o    252 Laurel Street, Hartford CT
     o    270 Laurel Street, Hartford, CT
     o    360 Laurel Street, Hartford, CT
     o    117-145 S. Marshall Street, Hartford, CT, and
     o    56 Webster Street, Hartford, CT.

Prior to the Reverse Merger, described below, Mr. Mladen, the Company's majority stockholder and sole officer and director, was also the majority stockholder and the sole officer and director of Eternal. The other stockholders of Eternal were
(i) Mr. Mladen's daughter, (ii) Mr. Mladen's son-in-law, (iii) Mr. Mladen's son, and (iv) Mr. Mladen's daughter-in-law (collectively, with Mr. Mladen, the "Pre-Acquisition Eternal Stockholders"). On September 29, 2005, Mr. Mladen acquired approximately 51.3% of the Company's voting power, with the specific intention of causing the Company to acquire Eternal.

In October 2005, the Company formed eight limited partnerships as wholly-owned Delaware subsidiaries of the Company (the "Limited Partnerships"), as follows:

     o    Excellency Investment Realty Trust I, L.P.
     o    Excellency Investment Realty Trust II, L.P.
     o    Excellency Investment Realty Trust III, L.P.
     o    Excellency Investment Realty Trust IV, L.P.
     o    Excellency Investment Realty Trust V, L.P.
     o    Excellency Investment Realty Trust VI, L.P.
     o    Excellency Investment Realty Trust VII, L.P. and
     o    Excellency Investment Realty Trust VIII, L.P.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (unaudited)

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

Merger

On November 4, 2005, the Pre-Acquisition Eternal Stockholders exchanged, in the aggregate, 100% of the issued and outstanding shares of Common Stock of Eternal for (i) limited partnership interests representing 20% of the total partnership interests in each of the Limited Partnerships, and (ii) unsecured promissory notes payable to the Pre-Acquisition Eternal Stockholders in the aggregate principal amount of $2,610,006 (the "LP Notes") (the "Reverse Merger"). As a result, Eternal is now 100% owned, in the aggregate, by the Limited Partnerships. In consideration of the Company's ownership of 80% of the total partnership interests of each of the Limited Partnerships that now own 100% of Eternal, the Company agreed to assume the LP Notes.

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

Because (i) the Pre-Acquisition Eternal Stockholders obtained a majority of the shares of common stock of the combined entity after the combination, (ii) the Pre-Acquisition Eternal Stockholders obtained the ability to elect and appoint a voting majority of the governing board of the combined entity, and (iii) Eternal's officer and director replaced the Company's officers and directors of the combined entity, the transaction was treated as a reverse merger with Eternal as the accounting acquirer of the Company. The accompanying consolidated financial statements of the Company reflect the historical results of operations of Eternal, and the consolidated results of operations subsequent to the acquisition date of November 4, 2005. Eternal, as the accounting acquirer, did not record goodwill or any other intangible asset as a result of this Reverse Merger.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying unaudited condensed consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through June 30, 2007. All significant inter-company transactions and accounts have been eliminated in these condensed consolidated financial statements.

Interim Financial Statements
----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. In the Company's opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results for the interim periods ended June 30, 2007 and 2006. The results of operations for such periods are not necessarily indicative of the results that may be expected for the full year or any future period.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern
-------------

The Company has suffered recurring losses from operations. During the six months ended June 30, 2007, the Company had a net loss of $892,045; negative cash flow from operations of $214,353 and has a net stockholders' deficit of $7,163,732, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to raise capital through a combination of debt and equity financings and to manage cash flows carefully. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Depreciation
------------

Buildings are depreciated using the straight line method over an estimated useful life of 40 years. Building improvements are depreciated using the straight line method over their estimated service lives, as determined by management, generally between 5 and 15 years. Depreciation expense for the three and six months ended June 30, 2007 and 2006 was $34,745, $34,273, $69,490, and
$68,546, respectively.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)
                                   -----------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
-------------------------

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company maintains its cash accounts with various financial institutions located in Hartford, Connecticut.

Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2007, the uninsured portion of cash balances held at such financial institutions was $506,353.

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

Investments in Trading Securities
---------------------------------

The Company accounts for its investments in trading securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings (see Note 5), and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date. At June 30, 2007, there were no investments classified as trading securities.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, investments in trading securities, accounts payable and accrued expenses and registration rights liability at June 30, 2007, approximate their fair value because of their relatively short maturities.


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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Financial Instruments
--------------------------------

Effective in the first quarter of 2007 the Company adopted FASB Staff Position No. EITF 00-19-2 "Accounting for Registration Payment Arrangements" issued on December 21, 2006 ("FSP 00-19-2"). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." FSP 00-19-2 further clarifies that a financial instrument, such as a warrant, subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.

Deferred Financing Costs
------------------------

Deferred financing costs include fees and costs to obtain the Company's mortgages and other notes payable. These costs are amortized over the terms of the respective loans. Amortization expense for the three and six months ended June 30, 2007 and 2006 was $3,578, $3,578, $7,156, and $7,156, respectively.

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

For the three and six months ended June 30, 2007 and 2006, respectively, 1,571,570 and 55,000 of common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Adoption of New Accounting Policies
-----------------------------------

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") -- an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Connecticut. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of June 30, 2007. Also as of the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effective in the first quarter of 2007 the Company adopted FASB Staff Position No EITF 00-19-2 "Accounting for Registration Payment Arrangements" issued on December 21, 2006 ("FSP 00-19-2"). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.

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

Recent Accounting Pronouncements and Interpretations
----------------------------------------------------

FASB Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB Issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, "Fair Value Measurements." An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is evaluating the impact the adoption of SFAS No. 159 will have on the Company's consolidated financial statements.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)

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

For the six months ended June 30, 2007, the Company paid Mr. Mladen a total of $31,425 of principal, and $64,076 interest due under his portion of the LP Notes. As of June 30, 2007, the aggregate principal amount of the LP Notes was $2,578,581.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)

NOTE 3 - NOTES PAYABLE -Continued

The Investor is not obligated to purchase any shares of common stock of the Company, unless each of the following conditions are satisfied at the time of purchase:

     o a registration statement shall have been declared effective and shall remain effective and available for the resale of all the shares of common stock of the Company to be purchased by the Investor;

     o the common stock of the Company shall be listed, and shall not have been suspended from trading for a period of two (2) consecutive trading days, and the Company shall not have been notified of any pending or threatened proceeding or other action to suspend the trading of its common stock;

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)

NOTE 3 - NOTES PAYABLE (Continued)

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

The Mortgage Notes are collateralized by each respective Property. David Mladen, the Company's majority stockholder and sole officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. The Company incurred approximately $178,000 of deferred financing costs related to these loans, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense was $7,156 for the six months ended on each of June 30, 2007 and 2006.

Future annual maturities of the mortgage notes payable as of June 30, 2007 were as follows:

   Fiscal Year         Amount
----------------------------------

      2007         $    57,790
      2008             120,561
      2009             127,521
      2010             134,881
      2011             142,667
   Thereafter        7,485,377
----------------------------------
                   $ 8,068,797
==================================

NOTE 4 - ESCROW ACCOUNT

As of June 30, 2007, the Company maintained an escrow account with Astoria Federal Mortgage Corp. in the amount of $92,180 for the payment of real estate taxes.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)

NOTE 5 - INVESTMENTS IN TRADING SECURITIES

Between July, 2006 and September, 2006, the Company purchased an aggregate of 4,969 shares of its common stock in the open market, through a brokerage account held in the name of Excellency Investment Realty Trust I, L.P., a limited partnership which is owned (i) 81% by the Company, and (ii) 19%, collectively, by David Mladen, the Company's majority shareholder and sole officer and director, and his son, daughter-in-law, daughter, and son-in-law. For accounting purposes, these purchases were treated as treasury stock of which 2,500 of the purchased shares were resold in the open market. The purchase price of these shares was between $8.16 and $24.44, and the selling price per share was between $11.66 and $24.26, or an average aggregate sales price of $17.44. The difference between the purchased price and the sales price of $16,359 was recorded as additional paid in capital in the accompanying condensed consolidated financial statements. The Company paid $34,168 or $13.83 share for these 2,469 shares of stock, and has recorded the acquisition of these shares as treasury stock shares at cost in the accompanying consolidated financial statements. As of June 30, 2007, 2,469 shares of the Company's common stock are held in the Company's brokerage account. The Company plans to hold and not sell the treasury stock.

As of June 30, 2007, the Company had no Investments In Trading Securities. For the three and six months ended June 30, 2007, the Company recognized a loss on the sale of trading securities totaling $168,748.

NOTE 6 - RELATED PARTY TRANSACTIONS

Property Management
-------------------

Until June 30, 2006, the Company's properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (i) 99% by Goran Mladen, the son of David Mladen, the Company's majority shareholder and sole officer and director, and (ii) 0.2% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement between White Knight and the Company, according to which White Knight collected the rents for all eight of the Company's properties and paid the Company's operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of the rent revenues of the Company. Management fees were $31,019 for the six months ended June 30, 2006.

As of June 30, 2006, White Knight retained amounts of rent in excess of expenses paid (including management fee) on behalf of the Company totaling $32,182. The Company has written off such amounts due from White Knight as the Company has determined the amounts were not collectible.

The Company discontinued its arrangement with White Knight effective July 1, 2006. All of the Company's properties are now managed by the Company.

Goran Mladen and Gorica Mladen are employees of Eternal Enterprise, Inc., a company which is owned 100%, in the aggregate, by limited partnerships that are 81% owned by the Company.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)


NOTE 6 - RELATED PARTY TRANSACTIONS -Continued

Rent-Free Apartments
--------------------

The Company provided rent-free apartments to David Mladen, its majority shareholder and sole officer and director, and one of Mr. Mladen's family members. As a result, the Company has recorded compensation expense to Mr. Mladen for the six months ended June 30, 2007 in the aggregate amount of $6,000.

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

On October 24, 2006, the Resale Registration Statement had still not been filed. At that time, Mr. Mladen agreed to waive an additional $720,000 in liquidated damages, for the period between July 1, 2006 and October 31, 2006, in consideration for 43,500 shares of the Company's Series C Preferred Stock. As of June 30, 2007, $720,000 of these liquidated damages have been issued as preferred stock and subsequently converted to common stock.

On November 29, 2006, the Company filed the Resale Registration Statement. On February 2, 2007, the Resale Registration Statement was withdrawn by the Company (see Note 8). Subsequently, Mr. Mladen agreed to waive any additional liquidated damages due to him through March 31, 2007. During the second quarter, the Company paid to Mr. Mladen approximately $31,814 as payment towards reducing the liability.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)

NOTE 7 - STOCKHOLDERS' DEFICIT-Continued

Prior to January 1, 2007, the Company accounted for liquidated damages in accordance with View C of EITF 05-4 "Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4").

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

During the second quarter, the Company estimated that it would take an additional month to file the registration statement. Consequently, the registration rights liability was increased to $1,800,000. However, prior to June 30, 2007, the Company paid Mr. Mladen an aggregate of $31,814 as payment towards reducing the registration rights liability. As a result, the registration rights liability is $1,769,086 at June 30, 2007.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)

NOTE 7 - STOCKHOLDERS' DEFICIT-Continued

As of May 25, 2007, Excellency Investment Realty Trust, Inc. (the "Company") issued 30,000,000 shares of its common stock, $0.01 par value per share (the "Shares"), for an intended business purpose the Company determined not to pursue. The Shares were issued in the Company's own name, without any consideration having been paid for such Shares, and have been recorded as treasury stock.

The Company is in process of rescinding this issuance. Upon such rescission, (i) the Shares will be returned to the Company's number of authorized and unissued shares, and (ii) the Company will have 43,761,537 shares of common stock issued and outstanding.

NOTE 8 - CONTINGENCIES

SEC Filings
-----------

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

The Company was late with two of its periodic filings with the SEC during 2006. Accordingly, the Company may be ineligible for quotation by an NASD member if it is delinquent one more time in its periodic filings with the SEC during the applicable 24-month period.

On November 29, 2006, the Company filed a Registration Statement on Form SB-2 (the "Resale Registration Statement") with the SEC to register (i) 5,000,000 shares of common stock issuable to Dutchess Private Equities Fund, LP ("Dutchess") in connection with an Investment Agreement between the Company and Dutchess, and (ii) 1,573,000 shares of common stock issuable upon conversion of shares of the Company's Series A convertible preferred stock held by David Mladen, the Company's sole officer, director and majority shareholder. On February 2, 2007, the Company filed a request to withdraw the Registration Statement with the SEC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with the Notes to the Financial Statements in Item 1 of this Quarterly Report on Form 10-QSB, and our Annual Report on Form 10-KSB for the year ended December 31, 2006, as amended (the "Annual Report"). In addition to historical information, this discussion contains statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes," "estimates," "expects," and "anticipates" and other similar expressions that are predictions of, or indicate future events and trends, and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of ours to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

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

OVERVIEW

     On September 4, 1963, we were incorporated in the State of Oklahoma as Dorsett Educational Systems, Inc. On December 20, 2002, we changed our name to Gift Liquidators, Inc. Since that time, prior to the sale of all of our gift and novelty inventory in September 2005, our core business involved the wholesale distribution of a diverse line of gift and novelty products acquired in closeouts from gift developers and distributors.

     As of September 28, 2005 (the "Closing Date"), we entered into a Preferred Stock Purchase Agreement with David Mladen, pursuant to which Mr. Mladen purchased 11,000 shares of our Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), for an aggregate purchase price of $10,000 (the "Preferred Stock Purchase Transaction"). As of the Closing Date, each share of our Series A Preferred Stock was convertible into 5 shares of our common stock, $0.01 par value per share ("Common Stock"), subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

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

     As a result of the Stock Purchase Transactions, Mr. Mladen controlled approximately 51.3% of our voting power. By virtue of (a) the percentage of our Common Stock Mr. Mladen acquired, (b) the number of shares of Common Stock Mr. Mladen would receive upon conversion of the shares of our Series A Preferred Stock he purchased, (c) the resignation of all of our officers and directors, and (d) the appointment of Mr. Mladen as our sole officer and director, there was deemed to have been a "change in control" of our Company as of the Closing Date.

     At the time of the Stock Purchase Transactions, Mr. Mladen was also the majority stockholder and the sole officer and director of Eternal Enterprise, Inc., a Connecticut Corporation ("Eternal"), which owned the following residential real estate properties (collectively, the "Properties") in Hartford,
Connecticut:

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

     In connection with the Stock Purchase Transactions, and the corresponding decision by Mr. Mladen to have our Company exit the gift liquidation business, effective as of the Closing Date, we:

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

     The following sets forth certain material terms of each of the Mortgage Notes as of June 30, 2007:

  --------------------------------------------------------------------------
                                                                   Monthly
                                               Mortgage Note      Principal
                                                  Amount             and
                                              (as of March         Interest
  Location of Property                          31, 2007)          Payment
  --------------------------------------------------------------------------

  154-160A Collins Street, Hartford, CT        $1,279,391         $    7,506
  --------------------------------------------------------------------------
  21 Evergreen Avenue, Hartford, CT            $  690,714         $    4,053
  --------------------------------------------------------------------------
  243 & 255 Laurel Street, Hartford, CT        $1,106,712         $    6,494
  --------------------------------------------------------------------------
  252 Laurel Street, Hartford CT               $  572,979         $    3,362
  --------------------------------------------------------------------------
  270 Laurel Street, Hartford, CT              $1,962,256         $   11,513
  --------------------------------------------------------------------------
  360 Laurel Street, Hartford, CT              $  580,827         $    3,408
  --------------------------------------------------------------------------
  117-145 S. Marshall Street, Hartford, CT     $1,404,976         $    8,244
  --------------------------------------------------------------------------
  56 Webster Street, Hartford, CT              $  470,942         $    2,763
  ---------------------------------------------==========---------==========
       Total:                                  $8,068,797         $   47,343
  ---------------------------------------------==========---------==========

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

     For the six months ended June 30, 2007, we paid Mr. Mladen a total of $31,425 of principal, and $64,076 of interest due under his portion of the LP Notes. As a result, an aggregate of $2,578,581 of principal was due under the LP Notes as of June 30, 2007.

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

Further, we shall reserve the right to withdraw that portion of the Put that is below 90% of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice. Dutchess is not obligated to purchase any shares of our Common Stock unless each of the following conditions are satisfied at the time of purchase:

          o A registration statement shall have been declared effective and shall remain effective and available for the resale of all the shares of our Common Stock to be purchased by Dutchess;

          o Our Common Stock shall be listed, and shall not have been suspended from trading for a period of two (2) consecutive trading days, and we shall not have been notified of any pending or threatened proceeding or other action to suspend the trading of our Common Stock;

          o We must have complied with our obligations and must not otherwise be in breach of or in default under the Investment Agreement, or other related transaction documents;

          o No injunction shall have been issued and remain in force, or action commenced by a governmental authority, which has not been stayed or abandoned, prohibiting the purchase or the issuance of the shares of our Common Stock to be purchased; and

          o The issuance of the shares of our Common Stock will not violate any shareholder approval requirements of the principal market or exchange on which our Common Stock is traded.

     To date, we have not delivered any Puts to Dutchess pursuant to the Investment Agreement, and we have no intention to do so in the foreseeable future.

LIQUIDATED DAMAGES

     In connection with David Mladen's purchase of 11,000 shares of our Series A Preferred Stock (the "Preferred Stock") on September 29, 2005, we entered into a Registration Rights Agreement with Mr. Mladen (the "Registration Rights Agreement"), pursuant to which we agreed to prepare, and, on or prior to the sixtieth (60th) day following the date of such purchase, file with the Securities and Exchange Commission a resale Registration Statement on Form SB-2 (the "Resale Registration Statement"), to register all of the shares of our Common Stock underlying the Preferred Stock. Further, pursuant to the Registration Rights Agreement, we are required to use best efforts to (a) have the SEC declare the Resale Registration Statement effective within ninety (90) days after filing the Resale Registration Statement with the SEC (or one hundred and twenty (120) days if we receive any comments on the Registration Statement from the SEC), and (b) maintain the effectiveness of the Resale Registration Statement until all such common shares have been sold or may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act of 1933, as amended.

     If we (i) fail to file the Resale Registration Statement, or (ii) fail to have the Registration Statement declared effective within required period, or
(iii) if effectiveness is not maintained, the Registration Rights Agreement requires us to make payments to Mr. Mladen in an aggregate amount equal to two percent (2%) per month of $9,000,000 (assuming the sale of $9,000,000 of the aggregate fair market value of the Conversion Shares), multiplied by the number of months (prorated for partial months) until the failure is cured.

     We were not able to file the Resale Registration Statement on or prior to the required filing date and, as a result, began incurring liquidated damages equal to $180,000 per month (the "Liquidated Damages").

     As of June 30, 2006, we had still failed to file the Resale Registration Statement. At that time, Mr. Mladen agreed to waive approximately $1,174,000 of Liquidated Damages due to him pursuant to the Registration Rights Agreement. Such amount was accounted for in our financial statements as a contribution of capital.

     On October 18, 2006, we issued 43,500 shares of our Series C convertible preferred stock to Mr. Mladen, in consideration for his agreement to waive an additional $720,000 of Liquidated Damages due to him for the period between July 1, 2006 and October 31, 2006.

     The Resale Registration Statement was filed on November 29, 2006, however, on February 2, 2007, we requested its withdrawal. Subsequently, Mr. Mladen agreed to waive any additional Liquidated Damages due to him through March 31, 2007.

     Through December 31, 2006, we accounted for the Registration Rights Agreement as a separate freestanding instrument and accounted for the Liquidated Damages provision as a derivative liability subject to SFAS 133 and EITF 00-19. Accordingly, the liability was recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and was revalued at each balance sheet date, with changes in value recorded in other income. As of December 31, 2006, the liability amounted to approximately $1,241,000 and was included on the balance sheet as a derivative liability. For the year ended December 31, 2006, we recorded a loss on derivative instrument of $917,000.

     As of January 1, 2007, we adopted View C of EITF 05-4, "Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19." Subsequently, we elected to record the effects of adopting FSP 00-19-2 using the cumulative-effect transition method, which resulted in eliminating our derivative liability at the beginning of the first quarter of fiscal 2007, and recording the offsetting cumulative-effect entry to the opening accumulated deficit in accordance with GAAP guidance. Based upon our estimation that we could have the Resale Registration Statement filed and effective by December 31, 2007, a registration rights liability valued in accordance with SFAS No. 5 was estimated at $1,620,000 (the "Registration Rights Liability"). The cumulative adjustment was not recorded in the statements of operations and previous periods were not adjusted. The impact on previously reported accounts as of December 31, 2006, adjusted effective January 1, 2007, were as follows:

---------------------------------------------------------------------------------------------------------
                                                                     FSP 00-19-2
                                                                  cumulative-effect
                                         December 31, 2006            adjustment        January 1, 2007
---------------------------------------------------------------------------------------------------------
Derivative liability                       $  1,241,000            $ (1,241,000)         $          -
---------------------------------------------------------------------------------------------------------
Registration rights liability              $          -            $  1,620,000          $  1,620,000
---------------------------------------------------------------------------------------------------------
Accumulated deficit                        $ (8,130,173)           $   (379,000)         $ (8,509,173)
---------------------------------------------------------------------------------------------------------
Total stockholders' equity                 $ (5,892,687)           $   (379,000)         $ (6,271,687)
---------------------------------------------------------------------------------------------------------

     The tax effect of the identified adjustments is not significant since we have a full valuation allowance for deferred tax assets.

     During the second quarter of 2007, we determined that we would need an additional thirty days to satisfy our registration requirements under the Registration Rights Agreement. Consequently, the Registration Rights Liability was increased to $1,800,000. However, prior to June 30, 2007, we paid Mr. Mladen an aggregate of $31,814 as payment towards reducing the Registration Rights Liability. As a result, the Registration Rights Liability was $1,769,086 as of June 30, 2007.

PROPERTY INFORMATION

         As of June 30, 2007, we owned interests in eight properties. Details on the properties are as follows:

---------------------------------------------------------------------------------------------
                                         Number and          Rent Range           Vacancies
Location                               Type of Units
---------------------------------------------------------------------------------------------
154-160A Collins Street             41 units:                                        2
Hartford, CT                        3 three-bedroom           $750
                                    1 one-and a-half-bedroom  $650
                                    37 one-bedroom            $600
--------------------------------------------------------------------------------------------
21 Evergreen Avenue                 24 units:                                        1
Hartford, CT                        18 one-bedroom            $625 - $650
                                    6 studios                 $500 - $550
--------------------------------------------------------------------------------------------
243 & 255 Laurel Street             34 units:                                        3
Hartford, CT                        4 two-bedroom             $725 - $775
                                    30 one-bedroom            $600 - $625
--------------------------------------------------------------------------------------------
252 Laurel Street                   21 units:                                        2
Hartford, CT                        2 two-bedroom             $750
                                    16 one-bedroom            $625
                                    3 studios                 $450 - $475
--------------------------------------------------------------------------------------------
270 Laurel Street                   77 units:                                        1
Hartford, CT                        1 two-bedroom             $825
                                    3 one-bedroom             $650
                                    73 studios                $500 - $550
--------------------------------------------------------------------------------------------
360 Laurel Street                   18 units:                                       18
Hartford, CT                        3 two-bedroom             $650 - $700
                                    15 one-bedroom            $600 - $625
--------------------------------------------------------------------------------------------
117-145 S. Marshall Street          42 units:                                        1
Hartford, CT                        36 two bedroom            $700 - $725
                                    6 one-bedroom             $600 - $625
--------------------------------------------------------------------------------------------
56 Webster Street                   16 units:                                        1
Hartford, CT                        10 one-bedroom            $500
                                    6 studios                 $400
--------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2007 TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2006

     The following summarizes changes in our operations for the three-month period ended June 30, 2007 and 2006. Our net loss for the three-month period ended June 30, 2007, was $493,859, as compared to a net loss of $31,312 in the same period in the prior year. The primary reasons for this loss were rising property operating costs and general and administrative expenses, combined with our loss on derivative liability, partially offset by an increase in rent revenues, and the fact that, unlike in the second quarter of 2006, we did not pay a property management fee to a related party, and did not incur a loss on trading securities.

RENTAL REVENUE

     Revenues increased $21,549, or approximately 5.8%, to $392,795 from $371,246, in the three-month period ended June 30, 2007, as compared to the three-month period ended June 30, 2006. This increase was primarily related to higher rents and occupancy rates at our Properties.

PROPERTY OPERATING COSTS

     Property operating costs increased $52,994, or approximately 26.1%, to $256,034 from $203,040, in the three-month period ended June 30, 2007, as compared to the same period in the prior year. This increase was primarily related to rising utility costs.

GENERAL AND ADMINISTRATIVE

     General and administrative expense increased $78,641, or approximately 42.0%, to $265,970 from $187,329, in the three-month period ended June 30, 2007, as compared to the three-month period ended June 30, 2006. This increase was due to increased professional fees incurred in connection with regulatory filings.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense in the three-month period ended June 30, 2007 was $38,323, as compared to $37,851 in the second quarter of fiscal 2006.

MANAGEMENT FEE - RELATED PARTY

     Until June 30, 2006, our Properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (a) 99% by Goran Mladen, the son of David Mladen, our majority shareholder and sole officer and director, and (b) 1% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement we had with White Knight, according to which White Knight collected the rents for all eight of our properties and paid our operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of our rent revenues. Effective as of July 1, 2006, we discontinued our arrangement with White Knight and assumed responsibility for the management of our Properties. As a result, there were no property management fees for the three-month period ended June 30, 2007, compared to $14,850 of property management fees paid to a related party in the same period in the prior year.

INTEREST EXPENSE

     Interest expense decreased $3,883, or approximately 2.3%, to $158,859 from $162,742, in the second quarter of the current year, as compared to the three-month period ended June 30, 2006. The reason for this increase was primarily related to increased interest on the promissory notes under our mortgage notes payable.

REALIZED LOSS FROM SALES OF TRADING SECURITIES

     In the three-month period ended June 30, 2006, we lost $10,028 from sales of trading securities. We have discontinued the practice of trading equity securities of publicly traded companies, and, therefore, did not incur similar losses in the second fiscal quarter of 2007.

LOSS ON DERIVATIVE LIABILITY

     For the three-month period ended June 30, 2007, we incurred a loss on derivative liability in the amount of $180,000 resulting from our failure to satisfy certain registration requirements of ours, as further described in the "Liquidated Damages" section above. Since the registration rights holder waived all Liquidated Damages that were due to him for the three-month period ended June 30, 2006, we did not incur a loss on derivative liability for that period.

NET UNREALIZED LOSS ON TRADING SECURITIES

     A primary investment strategy we used in fiscal 2006 consisted of the short-selling of equity securities of publicly traded companies, which results in obligations to purchase securities at a later date. We determined that the short selling of securities was not a prudent investment strategy and discontinued this practice. As a result, we did not have a net unrealized loss on trading securities in the three-month period ended June 30, 2007, compared to a net unrealized loss on trading securities of $180,800 in the three-month period ended June 30, 2006.

COMPARISON OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007 TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2006

     The following summarizes changes in our operations for the six-month period ended June 30, 2007 and 2006. Our net loss for the six-month period ended June 30, 2007, was $892,045, as compared to a net loss of $318,175 in the same period in the prior year. The primary reasons for this loss were increases in property operating costs, a realized loss from sales of trading securities, and a loss on derivative liability, partially offset by the fact that, unlike in the first six months of 2006, we did not pay a property management fee to a related party, and did not incur a net unrealized loss on trading securities.

RENTAL REVENUE

     Revenues increased $13,136, or approximately 1.7%, to $785,600 from $772,464, in the six-month period ended June 30, 2007, as compared to the six-month period ended June 30, 2006. This increase was primarily related to higher rents and occupancy rates at our Properties.

PROPERTY OPERATING COSTS

     Property operating costs increased $39,085, or approximately 8.1%, to $518,867 from $479,782, in the six-month period ended June 30, 2007, as compared to the same period in the prior year. This increase was primarily related to an increase in utility costs.

GENERAL AND ADMINISTRATIVE

     General and administrative expense decreased $13,705, or approximately 3.0%, to $437,968 from $451,673, in the six-month period ended June 30, 2007, as compared to the six-month period ended June 30, 2006. This decrease was due to the fact that we needed to pay increased professional fees in the first six months of fiscal 2006, in connection with our acquisition of Eternal Enterprise, Inc.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense in the six-month period ended June 30, 2007 was $76,646, as compared to $75,702 in the first six months of fiscal 2006.

MANAGEMENT FEE - RELATED PARTY

     Until June 30, 2006, our Properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (a) 99% by Goran Mladen, the son of David Mladen, our majority shareholder and sole officer and director, and (b) 1% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement we had with White Knight, according to which White Knight collected the rents for all eight of our properties and paid our operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of our rent revenues. Effective as of July 1, 2006, we discontinued our arrangement with White Knight and assumed responsibility for the management of our Properties. As a result, there were no property management fees for the six-month period ended June 30, 2007, compared to $31,019 of property management fees paid to a related party in the same period in the prior year.

INTEREST EXPENSE

     Interest expense increased $25,966, or approximately 8.9%, to $318,116 from $292,150, in the first half of the current year, as compared to the six-month period ended June 30, 2006. The reason for this increase was primarily related to increased interest on the promissory notes under our mortgage notes payable.

REALIZED LOSS FROM SALES OF TRADING SECURITIES

     In the six-month period ended June 30, 2007, we lost $168,748 from sales of trading securities. In the same period in the prior year we lost only $10,028 from sales of trading securities. We have discontinued the practice of trading equity securities of publicly traded companies.

LOSS ON DERIVATIVE LIABILITY

     For the six-month period ended June 30, 2007, we incurred a loss on derivative liability in the amount of $180,000 resulting from our failure to satisfy certain registration requirements of ours, as further described in the "Liquidated Damages" section above. For the six-month period ended June 30, 2006, we gained $30,000 from our derivative liability.

NET UNREALIZED LOSS ON TRADING SECURITIES

     A primary investment strategy we used in fiscal 2006 consisted of the short-selling of equity securities of publicly traded companies, which results in obligations to purchase securities at a later date. We determined that the short selling of securities was not a prudent investment strategy and discontinued this practice. As a result, we did not have a net unrealized loss on trading securities in the six-month period ended June 30, 2007, compared to a net unrealized loss on trading securities of $180,800 in the six-month period ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

     We have suffered recurring losses from operations and have a net stockholders' deficit of $7,163,732 as of June 30, 2007. Our cash and cash equivalents balance at June 30, 2007 was $620,475, which represents a decrease of $450,018 as compared to our cash and cash equivalents balance of $1,070,493 at December 31, 2006. We expect that the rental income we receive from tenants of our Properties will be our primary source of funds going forward. In order to acquire additional apartment properties, and, if necessary, to fund our operations, we may determine to take out additional loans from financial institutions or raise funds from one or a combination of debt offerings and equity offerings. Management plans to manage cash flows carefully. However, we have no assurance that sufficient cash flow will be generated in the future to meet our operating requirements. This raises substantial doubt about our ability to continue as a going concern.

USES OF CAPITAL

Net Cash Used In Operations
---------------------------

     During the six-month period ended June 30, 2007, we used $214,353 in operations, compared to $132,247 used in operations during the six-month period ended June 30, 2006. The primary reason for this increase was our loss on derivative liability and realized loss on sale of investments, and an increase in accounts payable and accrued expenses.

Net Cash Used In Investing Activities
-------------------------------------

     During the first six months of fiscal 2007, we used $117,134 in investing activities, compared to $1,783,851 used in investing activities in the same period in fiscal 20006. All of the funds used in investing activities were related to our purchases of trading securities.

Net Cash Used In Financing Activities
-------------------------------------

     During the six-month period ended June 30, 2007, we used $118,531 in financing activities, compared to $400,171 provided from financing activities during the corresponding period in the prior year. The primary reason for this difference was the receipt of proceeds from margin loans repaid in the first six months of fiscal 2006.

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

Derivative Financial Instruments
--------------------------------

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

     In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of its deferred tax assets in the future, it would increase the recorded valuation allowance through a charge to income in the period in which the determination is made. Conversely, if we were to determine that we would be able to realize its deferred tax assets in the future in excess of the net carrying amount, it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

ADOPTION OF NEW ACCOUNTING POLICIES

     See Note 2 to our condensed unaudited consolidated financial statements in
Part 1, Item 1 to this Quarterly Report on Form 10-QSB for adoption of new accounting policies.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     Our contractual obligations, as of June 30, 2007, were as follows:

---------------------------------------------------------------------------------------------------------------------
                                               Payments Due By Period
---------------------------------------------------------------------------------------------------------------------
                                                     Less than                                           More than
Contractual obligations              Total            1 year          1-3 years         3-5 years        5 years
---------------------------------------------------------------------------------------------------------------------
   Mortgage Notes                 $ 8,068,797       $    57,790     $   248,082      $   277,548        $ 7,485,377
     Payable
---------------------------------------------------------------------------------------------------------------------
   Promissory Notes               $ 2,578,581                --              --      $ 2,578,581                 --
     Payable - Related
     Party
---------------------------------------------------------------------------------------------------------------------

Total                             $10,647,378       $    57,790     $   248,082      $ 2,856,129        $ 7,485,377
---------------------------------------------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

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

          o Keep our books and records and bank accounts separate from related parties;

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

          o    Increased the number of hours our Bookkeeper works for us;

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     During the three-month period ended June 30, 2007, and subsequent period through the date hereof, we were not a party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours, or owner of record of more than 5% of our Common Stock is a party adverse to us, or has a material interest adverse to us in any legal proceeding.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES

     In the three-month period ended June 30, 2007, and subsequent period through the date hereof, we issued the following unregistered securities:

     On May 25, 2007, we issued 30,000,000 shares of our Common Stock in the name of the Company for an intended business purpose that we subsequently determined not to pursue. No consideration was given for the shares, and the shares have been recorded as treasury stock. We are in process of rescinding this issuance.

     We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     During the three-month period ended June 30, 2007, and subsequent period through the date hereof, we did not default upon any senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the three-month period ended June 30, 2007, or subsequent period through the date hereof, except that:

ITEM 5.  OTHER INFORMATION.

     As set forth in Item 2 above, on May 25, 2007, we issued 30,000,000 shares of our Common Stock in the name of the Company for an intended business purpose that we subsequently determined not to pursue. We are in the process of rescinding this issuance. Following this rescission, we will have 43,761,537 shares of Common Stock issued and outstanding.

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

Exhibit No.                          Description of Exhibit
-----------                          ----------------------

  10.3 Exhibit No. Description of Exhibit Asset Sale Agreement, between Gift Liquidators, Inc. and Laid Back Enterprises Inc., dated September 29, 2005 (filed as Exhibit 10.3 to our Current Report on Form 8-K, dated September 29, 2005 and incorporated herein by reference)**

  10.4 Form of Contribution Agreement (filed as Exhibit 10.1 to our amended Current Report on Form 8-K/A, dated November 4, 2005 and incorporated by reference) **

  10.5 Form of Limited Partnership Agreement (filed as Exhibit 10.2 to our amended Current Report on Form 8-K/A, dated November 4, 2005 and incorporated herein by reference)**

  10.6 Investment Agreement, dated as of August 29, 2006, by and between Gift Liquidators, Inc. and Dutchess Private Equities Fund, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed August 31, 2006 and incorporated herein by reference)**

  10.7 Registration Rights Agreement, dated as of August 29, 2006, by and between Gift Liquidators, Inc. and Dutchess Private Equities Fund, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed August 31, 2006 and incorporated herein by reference)**

  31.1         Certification pursuant to Section 13a-14(a)*

  32.1         Certification pursuant to Section 1350*

___________________________
* Filed herewith.
** Incorporated by reference as indicated.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EXCELLENCY INVESTMENT REALTY TRUST, INC.


Date:  August 20, 2007                 By:     /s/ David Mladen
      ---------------------            -----------------------------------------
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

___________________________
 * Filed herewith.
** Incorporated by reference as indicated.