Form 10QSB
period 2007-09-30
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2007-11-19
CIK 1286218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended    September 30, 2007
                                                            --------------------


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           For the transition period from _________ to _________

                                      Commission file number   000-50675
                                                             -------------------

                    EXCELLENCY INVESTMENT REALTY TRUST, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter

          Maryland                                          20-8635424
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2007, the issuer had 73,761,537 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]   No [X]

                                   EXCELLENCY INVESTMENT REALTY TRUST, INC.
                                  (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                                        QUARTERLY REPORT ON FORM 10-QSB
                                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007


                                                     INDEX
                                                     -----
                                                                                                      Page No.
                                                                                                      --------

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet as of September 30, 2007 (Unaudited).......................  3

           Condensed Consolidated Statements of Operations for the Three and
                Nine Months ended September 30, 2007 and 2006 (Unaudited)..................................  4

           Condensed Consolidated Statements of Cash Flows for the Nine Months
                ended September 30, 2007 and 2006 (Unaudited)..............................................  5

           Condensed Consolidated Statement of Changes in Stockholders' Deficit
                for the Nine Months ended September 30, 2007 (Unaudited)...................................  6

           Notes to Condensed Consolidated Financial Statements (Unaudited)................................  7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations................................................................................... 23

Item 3.    Controls and Procedures......................................................................... 38


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................... 40

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..................................... 40

Item 3.    Defaults Upon Senior Securities................................................................. 40

Item 4.    Submission of Matters to a Vote of Security Holders............................................. 40

Item 5.    Other Information............................................................................... 40

Item 6.    Exhibits........................................................................................ 40


SIGNATURES................................................................................................. 42

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET
                                          At September 30, 2007
                                                 ASSETS
  Real Estate
    Land                                                                                     $    811,402
    Building and improvements                                                                   5,182,456
                                                                                             ------------
                                                                                                5,993,858
  Less: accumulated depreciation                                                                1,238,759
                                                                                             ------------
                                                                                                4,755,099

  Cash and cash equivalents                                                                       229,293
  Accounts receivable-tenants, net of allowance for doubtful
    accounts of $57,493                                                                            44,484
  Deferred financing costs, net of accumulated amortization of
    of $25,046.                                                                                   152,475
  Escrow account                                                                                   43,888
  Other assets                                                                                     21,870
                                                                                             ------------
                                                                                             $  5,247,109
                                                                                             ============


                              LIABILITIES AND STOCKHOLDERS' DEFICIT

  Motgage notes payable                                                                      $  8,040,105
  Promissory notes payable-related party                                                        2,578,581
  Security deposits                                                                               134,419
  Accounts payable and accrued expenses                                                           339,575
  Derivative at fair value                                                                      2,041,176
                                                                                             ------------
                                                                                               13,133,856
                                                                                             ------------
Commitments and contingencies

Stockholders' Deficit:

  Series A Convertible Preferred Stock, par value $0.01, 10,000 shares authorized, 10,000
    issued and outstanding.  Aggregate liquidation preference of $9,100 ($0.91 per share)             100
  Series B Preferred Stock, par value $0.01, 20,000
    shares authorized, 0 shares issued and outstanding                                                  -
  Common stock, par value $0.01, 200,000,000 shares authorized, 73,761,537 issued and
    outstanding                                                                                   737,615
  Treasury stock, at cost- 302,469 shares                                                        (334,168)
  Additional paid-in capital                                                                    1,833,939
  Accumulated deficit                                                                         (10,124,233)
                                                                                             ------------
                                                                                               (7,886,747)
                                                                                             ------------
                                                                                             $  5,247,109
                                                                                             ============


See accompanying notes to consolidated financial statements.

                                  EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   For the Three    For the Three    For the Nine      For the Nine
                                                                   Months Ended     Months Ended     Months Ended      Months Ended
                                                                   September 30,    September 30,    September 30,     September 30,
                                                                       2007             2006             2007              2006
                                                                       ----             ----             ----              ----
Rental revenue                                                     $    397,195     $    381,132     $  1,182,795      $  1,153,596

Operating expenses:
  Property operating costs                                              242,097          260,838          760,964           740,620
  General and administrative                                            145,311          400,460          583,279           852,133
  Depreciation and amortization                                          38,323           38,811          114,969           114,513
  Management fee-related party                                                -                -                -            31,019
                                                                   ------------     ------------     ------------      ------------

Total operating expenses                                                425,731          700,109        1,459,212         1,738,285

Operating loss                                                          (28,536)        (318,977)        (276,417)         (584,689)

Nonoperating expenses and income:
  Interest expense                                                     (158,459)        (166,695)        (476,575)         (458,846)
  Other income                                                            1,018           22,471           23,718            61,386
  Realized loss froms sales of trading securities                         2,962         (305,915)        (165,786)         (315,943)
  Loss on derivative liability                                         (540,000)         (30,000)        (720,000)                -
  Net unrealized loss on trading securities                                   -         (211,019)               -           (30,219)
                                                                   ------------     ------------     ------------      ------------

Total nonoperating expenses                                            (694,479)        (691,158)      (1,338,643)         (743,622)
                                                                   ------------     ------------     ------------      ------------

  Net loss                                                         $   (723,015)    $ (1,010,135)    $ (1,615,060)     $ (1,328,311)
                                                                   ============     ============     ============      ============


Loss per share -- basic and diluted                                $      (0.01)    $      (8.52)    $      (0.02)     $     (11.21)
                                                                   ============     ============     ============      ============

Weighted average common shares outstanding basic and diluted         73,761,537          118,537       57,903,314           118,537
                                                                   ============     ============     ============      ============


See accompanying notes to consolidated financial statements.

                                  EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                         (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007


CASH FLOWS FROM OPERATING ACTIVITIES                                                                2007              2006
                                                                                                    ----              ----
   Net loss                                                                                     $(1,615,060)       (1,328,311)
   Adjustments to reconcile net loss to net cash
     provided (used) in operating activities:
     Loss on sale of securities                                                                     165,786           315,943
     Loss on derivative liability                                                                   720,000                 -
     Depreciation and amortization                                                                  125,703           114,515
     Provision for doubtful accounts                                                                 55,147            45,902
     Net unrealized loss on trading securities                                                            -            30,219
     Net purchases of trading securities                                                                             (483,206)

   Changes in Operating Assets and Liabilities:
     Accounts receivable-tenants                                                                    (85,674)          (19,064)
     Other receivables                                                                                    -           152,621
     Escrow                                                                                          50,274            59,463
     Other assets                                                                                    36,573            15,682
     Security deposits                                                                               26,173            11,903
     Accounts payable and accrued expenses                                                          209,182           207,806
                                                                                                -----------       -----------
          Net cash used in operating activities                                                    (311,895)         (876,527)

   CASH FLOWS FROM INVESTING ACTIVITIES

     Net purchases of trading securities                                                           (114,172)
     Purchase of Fixed Assets                                                                             -            (7,200)
                                                                                                -----------       -----------

          Net cash used in investing activities                                                    (114,172)           (7,200)

   CASH FLOWS FROM FINANCING ACTIVITIES

     Repayments to officer/director                                                                (330,249)         (325,000)
     Proceeds from officer/director                                                                       -            15,691
     Repayment of mortgage notes payable                                                            (84,884)          (71,501)
                                                                                                -----------       -----------
          Net Cash Used in Financing Activities                                                    (415,133)         (380,810)

   Decrease in Cash                                                                                (841,200)       (1,264,537)
   Cash- Beginning of Year                                                                        1,070,493         2,905,529
                                                                                                -----------       -----------
   Cash-End of Year                                                                             $   229,293       $ 1,640,992
                                                                                                ===========       ===========

   Cash paid during the period for interest                                                     $   476,575       $   311,567
                                                                                                ===========       ===========
   Non-Cash Transactions

   Contributions of capital for waived liquidated damages related to deriative liability        $         -       $ 1,174,000
                                                                                                ===========       ===========
   Common stock issued in consideration for waived liquidated damages                           $         -       $   540,000
                                                                                                ===========       ===========


See accompanying notes to consolidated financial statements.

                                     EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                            (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007


                                        Preferred Stock-Series A       Preferred Stock-Series C                Common Stock
                                          Shares          Amount          Shares          Amount         Shares          Amount
                                          ------          ------          ------          ------         ------          ------
Balance at  January 1, 2005                      -    $          -               -    $          -   $        500    $      1,000

Recapitalization                            11,000             110               -               -        118,037             185

Net loss
                                      ------------    ------------    ------------    ------------   ------------    ------------
Balance ar December 31, 2005                11,000             110               -               -        118,537           1,185

Preferred stock issued                           -               -          43,500         720,000              -
Conversion of preferred stock                                              (43,500)       (720,000)    73,500,000         735,000
Purchase of treasury stock                       -               -               -               -              -               -
Proceeds from sale of treasury stock             -               -               -               -              -               -
Contributed capital                                              -                               -                              -
Net loss                                                         -                               -                              -
                                      ------------    ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2006                11,000    $        110               -    $          -     73,618,537    $    736,185
                                      ============    ============    ============    ============   ============    ============

Balance at January 1, 2006                  11,000    $        110                                     73,618,537    $    736,185

Conversion of preferred stock               (1,000)            (10)              -               -        143,000           1,430
Net loss                                         -               -               -               -              -               -
Cumulative adjustment
                                      ------------    ------------    ------------    ------------   ------------    ------------
Balance at September 30, 2007               10,000    $        100               -    $          -   $ 73,761,537    $    737,615
                                      ============    ============    ============    ============   ============    ============


                                         Additional
                                          Paid-in       Accumulated   Treasury Stock
                                          Capital         Deficit     Shares at Cost        Total
                                          -------         -------     --------------        -----
Balance at  January 1, 2005            $          -    $  1,128,602    $          -     $  1,129,602

Recapitalization                                  -      (5,203,100)              -       (5,202,805)

Net loss                                                 (1,660,639)              -       (1,660,639)
                                       ------------    ------------    ------------    ------------
Balance ar December 31, 2005                      -      (5,735,137)              -       (5,733,842)

Preferred stock issued                                                            -          720,000
Conversion of preferred stock               285,000                        (300,000)               -
Purchase of treasury stock                        -               -         (61,420)         (61,420)
Proceeds from sale of treasury stock         16,359               -          27,252           43,611
Contributed capital                       1,534,000               -                        1,534,000
Net loss                                          -      (2,395,036)                      (2,395,036)
                                       ------------    ------------    ------------     ------------
Balance at December 31, 2006           $  1,835,359    $ (8,130,173)   $   (334,168)    $ (5,892,687)
                                       ============    ============    ============     ============

Balance at January 1, 2006             $  1,835,359    $ (8,130,173)   $   (334,168)    $ (5,892,687)

Conversion of preferred stock                (1,420)              -               -                -
Net loss                                          -      (1,615,060)              -       (1,615,060)
Cumulative adjustment                                      (379,000)                        (379,000)
                                       ------------    ------------    ------------     ------------
Balance at September 30, 2007          $  1,833,939    $(10,124,233)   $   (334,168)    $ (7,886,746)
                                       ============    ============    ============     ============


See accompanying notes to consolidated financial statements.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)


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

Prior to the Reverse Merger, described below, David Mladen, the Company's majority stockholder and sole officer and director, was also the majority stockholder and the sole officer and director of Eternal. The other stockholders of Eternal were (i) Mr. Mladen's daughter, (ii) Mr. Mladen's son-in-law, (iii) Mr. Mladen's son, and (iv) Mr. Mladen's daughter-in-law (collectively, with Mr. Mladen, the "Pre-Acquisition Eternal Stockholders"). On September 29, 2005, Mr. Mladen acquired approximately 51.3% of the Company's voting power, with the specific intention of causing the Company to acquire Eternal.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)

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

As of December 29, 2005, the Company entered into a Purchase and Sale Agreement with Goran Mladen, the son of the Company's majority stockholder and sole officer and director (the "Purchase Agreement"), pursuant to which the Company purchased all of the limited partnership interests of the Limited Partnerships owned by Goran Mladen, for an aggregate purchase price of $479,096. As a result, the Company now owns approximately 81% of the partnership interests of each of the Limited Partnerships.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying unaudited condensed consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through September 30, 2007. All significant inter-company transactions and accounts have been eliminated in these condensed consolidated financial statements.

Interim Financial Statements
----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. In the Company's opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results for the interim periods ended September 30, 2007 and 2006. The results of operations for such periods are not necessarily indicative of the results that may be expected for the full year or any future period.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern
-------------

The Company has suffered recurring losses from operations. During the nine months ended September 30, 2007, the Company had a net loss of $1,615,060; negative cash flow from operations of $311,895 and has a net stockholders' deficit of $10,124,233, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management plans to raise capital through a combination of debt and equity financings and to manage cash flows carefully. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Depreciation
------------

Buildings are depreciated using the straight line method over an estimated useful life of 40 years. Building improvements are depreciated using the straight line method over their estimated service lives, as determined by management, generally between 5 and 15 years. Depreciation expense for the three and nine months ended September 30, 2007 and 2006 was $34,745, $35,233, $104,235, and $103,779, respectively.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
-------------------------

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company maintains its cash accounts with various financial institutions located in Hartford, Connecticut.

Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of September 30, 2007, the uninsured portion of cash balances held at such financial institutions was $130,498.

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

Investments in Trading Securities
---------------------------------

The Company accounts for its investments in trading securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings (see Note 5), and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date. At September 30, 2007, there were no investments classified as trading securities.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, investments in trading securities, accounts payable and accrued expenses and registration rights liability at September 30, 2007, approximate their fair value because of their relatively short maturities.


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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)

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

Deferred Financing Costs
------------------------

Deferred financing costs include fees and costs to obtain the Company's mortgages and other notes payable. These costs are amortized over the terms of the respective loans. Amortization expense for the three and nine months ended September 30, 2007 and 2006 was $3,578, $3,578, $10,734, and $10,734,
respectively.

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

For the three and nine months ended September 30, 2007 and 2006, respectively, 1,571,570 and 55,000 of common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)

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

Adoption of New Accounting Policies
-----------------------------------

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") -- an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Connecticut. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of September 30, 2007. Also as of the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)

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

For the nine months ended September 30, 2007, the Company paid Mr. Mladen a total of $31,425 of principal, and $64,076 interest due under his portion of the LP Notes. As of September 30, 2007, the aggregate principal amount of the LP Notes was $2,578,581.

Equity Line
-----------

On August 29, 2006, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, L.P. (the "Investor"), pursuant to which the Investor committed to purchase up to $25,000,000 of the Company's common stock over the course of thirty six (36) months. The amount that the Company shall be entitled to request from each purchase ("Puts") shall be equal to, at the Company's election, either (i) $250,000, or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the 10 trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by the Company. The purchase price shall be set at 93% of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the 5 consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, the Company shall not be entitled to deliver another put notice. Further, the Company shall reserve the right to withdraw that portion of the Put that is below 90% of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice. See note 8.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)

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

The Mortgage Notes are collateralized by each respective Property. David Mladen, the Company's majority stockholder and sole officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. The Company incurred approximately $178,000 of deferred financing costs related to these loans, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense was $10,734 for the nine months ended on each of September 30, 2007 and 2006.

Future annual maturities of the mortgage notes payable as of September 30, 2007 were as follows:

  Fiscal Year         Amount
--------------------------------

      2007      $   29,098
      2008         120,561
      2009         127,521
      2010         134,881
      2011         142,667
   Thereafter    7,485,377
                ----------
                $8,040,105
================================

NOTE 4 - ESCROW ACCOUNT

As of September 30, 2007, the Company maintained an escrow account with Astoria Federal Mortgage Corp. in the amount of $43,888 for the payment of real estate taxes.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)

NOTE 5 - INVESTMENTS IN TRADING SECURITIES

Between July, 2006 and September, 2006, the Company purchased an aggregate of 4,969 shares of its common stock in the open market, through a brokerage account held in the name of Excellency Investment Realty Trust I, L.P., a limited partnership which is owned (i) 81% by the Company, and (ii) 19%, collectively, by David Mladen, the Company's majority shareholder and sole officer and director, and his son, daughter-in-law, daughter, and son-in-law. For accounting purposes, these purchases were treated as treasury stock of which 2,500 of the purchased shares were resold in the open market. The purchase price of these shares was between $8.16 and $24.44, and the selling price per share was between $11.66 and $24.26, or an average aggregate sales price of $17.44. The difference between the purchased price and the sales price of $16,359 was recorded as additional paid in capital in the accompanying condensed consolidated financial statements. The Company paid $34,168 or $13.83 share for these 2,469 shares of stock, and has recorded the acquisition of these shares as treasury stock shares at cost in the accompanying consolidated financial statements. As of September 30, 2007, 2,469 shares of the Company's common stock are held in the Company's brokerage account. The Company plans to hold and not sell the treasury stock.

As of September 30, 2007, the Company had no Investments In Trading Securities. For the nine months ended September 30, 2007, the Company recognized a loss on the sale of trading securities totaling $165,786.

NOTE 6 - RELATED PARTY TRANSACTIONS

Property Management
-------------------

Until June 30, 2006, the Company's properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (i) 99% by Goran Mladen, the son of David Mladen, the Company's majority shareholder and sole officer and director, and (ii) 0.2% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement between White Knight and the Company, according to which White Knight collected the rents for all eight of the Company's properties and paid the Company's operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of the rent revenues of the Company. Management fees were $31,019 for the nine months ended September 30, 2006.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)


NOTE 6 - RELATED PARTY TRANSACTIONS -Continued

Rent-Free Apartments
--------------------

The Company provided rent-free apartments to David Mladen, its majority shareholder and sole officer and director, and one of Mr. Mladen's family members. As a result, the Company has recorded compensation expense to Mr. Mladen for the nine months ended September 30, 2007 in the aggregate amount of $6,000.

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

On October 24, 2006, the Resale Registration Statement had still not been filed. At that time, Mr. Mladen agreed to waive an additional $720,000 in liquidated damages, for the period between July 1, 2006 and October 31, 2006, in consideration for 43,500 shares of the Company's Series C Preferred Stock. As of September 30, 2007, $720,000 of these liquidated damages have been issued as preferred stock and subsequently converted to common stock.

On November 29, 2006, the Company filed the Resale Registration Statement. On February 2, 2007, the Resale Registration Statement was withdrawn by the Company (see Note 8). Subsequently, Mr. Mladen agreed to waive any additional liquidated damages due to him through March 31, 2007. For the six months ended September 30, 2007, an additional $720,000 of liquidated damages was accrued. As of September 30, 2007, the Company has paid to Mr. Mladen approximately $267,910 as payment towards reducing the liability. See note 8.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)

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

During the second quarter of 2007, the Company determined that it would need an additional thirty days to satisfy its registration requirements under the Registration Rights Agreement. Consequently, the Registration Rights Liability was increased to $1,800,000. However, prior to June 30, 2007, the Company paid Mr. Mladen an aggregate of $31,814 as payment towards reducing the Registration Rights Liability. As a result, the Registration Rights Liability was $1,769,086 as of June 30, 2007.

During the third quarter of 2007, the Company determined that it would need an additional three months to satisfy its registration requirements under the Registration Rights Agreement. Consequently, the Registration Rights Liability was increased to $2,309,086. However, prior to September 30,2007, the Company has paid Mr. Mladen an aggregate of $267,910 as payment towards reducing the Registration Rights Liability. As a result, the Registration Rights Liability was $2,041,176 as of September 30, 2007.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)

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

     The following sets forth certain material terms of each of the Mortgage Notes as of September 30, 2007:

       -------------------------------------------------------------------------
                                                                       Monthly
                                                      Mortgage        Principal
                                                     Note Amount        and
                                                        (as of        Interest
                                                    September 30,     Payment
       Location of Property                             2007)
       -------------------------------------------------------------------------
       154-160A Collins Street, Hartford, CT       $  1,274,842    $     7,507
       -------------------------------------------------------------------------
       21 Evergreen Avenue, Hartford, CT           $    688,258    $     4,053
       -------------------------------------------------------------------------
       243 & 255 Laurel Street, Hartford, CT       $  1,102,777    $     6,493
       -------------------------------------------------------------------------
       252 Laurel Street, Hartford CT              $    570,942    $     3,362
       -------------------------------------------------------------------------
       270 Laurel Street, Hartford, CT             $  1,955,278    $    11,513
       -------------------------------------------------------------------------
       360 Laurel Street, Hartford, CT             $    578,762    $     3,408
       -------------------------------------------------------------------------
       117-145 S. Marshall Street, Hartford, CT    $  1,399,980    $     8,243
       -------------------------------------------------------------------------
       56 Webster Street, Hartford, CT             $    469,266    $     2,763
       ------------------------------------------===============================
             Total:                                $  8,040,105    $    47,342
       ------------------------------------------===============================

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

     For the nine months ended September 30, 2007, we paid Mr. Mladen a total of $31,425 of principal, and $64,076 of interest due under his portion of the LP Notes. As a result, an aggregate of $2,578,581 of principal was due under the LP Notes as of September 30, 2007.

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

     As of the date hereof, we have not delivered any Puts to Dutchess pursuant to the Investment Agreement, and we have no intention to do so in the foreseeable future.

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

     As of January 1, 2007, we adopted View C of EITF 05-4, "Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19." Subsequently, we elected to record the effects of adopting FSP 00-19-2 using the cumulative-effect transition method, which resulted in eliminating our derivative liability at the beginning of the first quarter of fiscal 2007, and recording the offsetting cumulative-effect entry to the opening accumulated deficit in accordance with GAAP guidance. Based upon our estimation that we could have the Resale Registration Statement filed and effective by December 31, 2007, a registration rights liability valued in accordance with SFAS No. 5 was estimated at $1,620,000 (the "Registration Rights Liability"). The cumulative adjustment was not recorded in the statements of operations and previous periods were not adjusted. The impact on previously reported accounts as of December 31, 2006, adjusted effective January 1, 2007, were as follows:

-------------------------------------------------------------------------------------------------------------
                                                                         FSP 00-19-2
                                                                      cumulative-effect
                                              December 31, 2006           adjustment      January 1, 2007
-------------------------------------------------------------------------------------------------------------
Derivative liability                          $     1,241,000        $     (1,241,000)    $            -
-------------------------------------------------------------------------------------------------------------
Registration rights liability                 $             -        $      1,620,000     $    1,620,000
-------------------------------------------------------------------------------------------------------------
Accumulated deficit                           $    (8,130,173)       $       (379,000)    $   (8,509,173)
-------------------------------------------------------------------------------------------------------------
Total stockholders' equity                    $    (5,892,687)       $       (379,000)    $   (6,271,687)
-------------------------------------------------------------------------------------------------------------

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

     During the third quarter of 2007, we determined that we would need an additional three months to satisfy our registration requirements under the Registration Rights Agreement. Consequently, the Registration Rights Liability was increased to $2,309,086. However, prior to September 30, 2007, we paid Mr. Mladen an aggregate of $267,910 as payment towards reducing the Registration Rights Liability. As a result, the Registration Rights Liability was $2,041,176 as of September 30, 2007.

TREASURY SHARES

As of May 25, 2007, we issued 30,000,000 shares of our Common Stock (the "Shares") for an intended business purpose we determined not to pursue. The Shares were issued in our own name, without any consideration having been paid for such Shares, and have been recorded as treasury stock.

We are in process of rescinding this issuance. Upon such rescission, (i) the Shares will be returned to our number of authorized and unissued shares, and
(ii) we will have 43,761,537 shares of Common Stock issued and outstanding.

PROPERTY INFORMATION

     As of September 30, 2007, we owned interests in eight properties. Details on the properties are as follows:

     ----------------------------------------------------------------------------------------
                                          Number and           Rent Range       Vacancies
     Location                           Type of Units
     ----------------------------------------------------------------------------------------
     154-160A Collins Street        41 units:                                        3
     Hartford, CT                   3 three-bedroom             $750
                                    1 one-and a-half-bedroom    $650
                                    37 one-bedroom              $600
     ----------------------------------------------------------------------------------------
     21 Evergreen Avenue            24 units:                                        0
     Hartford, CT                   18 one-bedroom              $625 - $650
                                    6 studios                   $500 - $550
     ----------------------------------------------------------------------------------------
     243 & 255 Laurel Street        34 units:                                        2
     Hartford, CT                   4 two-bedroom               $725 - $775
                                    30 one-bedroom              $600 - $625
     ----------------------------------------------------------------------------------------
     252 Laurel Street              21 units:                                        1
     Hartford, CT                   2 two-bedroom               $750
                                    16 one-bedroom              $625
                                    3 studios                   $450 - $475
     ----------------------------------------------------------------------------------------
     270 Laurel Street              77 units:                                        3
     Hartford, CT                   1 two-bedroom               $825
                                    3 one-bedroom               $650
                                    73 studios                  $500 - $550
     ----------------------------------------------------------------------------------------
     360 Laurel Street              18 units:                                        4
     Hartford, CT                   3 two-bedroom               $650 - $700
                                    15 one-bedroom              $600 - $625
     ----------------------------------------------------------------------------------------
     117-145 S. Marshall Street     42 units:                                        3
     Hartford, CT                   36 two bedroom              $700 - $725
                                    6 one-bedroom               $600 - $625
     ----------------------------------------------------------------------------------------
     56 Webster Street              16 units:                                        2
     Hartford, CT                   10 one-bedroom              $500
                                    6 studios                   $400
     ----------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2007 TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2006

     The following summarizes changes in our operations for the three-month period ended September 30, 2007 and 2006. Our net loss for the three-month period ended September 30, 2007, was $723,015, as compared to a net loss of $1,010,135 in the same period in the prior year. The primary reasons for the decrease in our net loss from the same period in the prior year were reductions in our general and administrative expenses, our gain from the sale of trading securities compared to a realized loss from sale of trading securities in the same period in the prior year, and the fact that, unlike in the prior year, we did not incur an unrealized loss on trading securities, partially offset by an increase in our loss on derivative liability.

RENTAL REVENUE

     Revenues increased $16,063, or approximately 4.2%, to $397,195 from $381,132, in the three-month period ended September 30, 2007, as compared to the three-month period ended September 30, 2006. This increase was primarily related to higher rents and occupancy rates at our Properties.

PROPERTY OPERATING COSTS

     Property operating costs decreased $18,741, or approximately 7.2%, to $242,097 from $260,838, in the three-month period ended September 30, 2007, as compared to the same period in the prior year. This decrease was primarily related to reduced utility costs.

GENERAL AND ADMINISTRATIVE

     General and administrative expense decreased $255,149, or approximately 63.7%, to $145,311 from $400,460, in the three-month period ended September 30, 2007, as compared to the three-month period ended September 30, 2006. This decrease was due to decreased professional fees incurred in connection with regulatory filings.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense in the three-month period ended September 30, 2007 was $38,323, as compared to $38,811 in the third quarter of fiscal 2006.

INTEREST EXPENSE

     Interest expense decreased $8,236, or approximately 4.9%, to $158,459 from $166,695, in the third quarter of the current year, as compared to the three-month period ended September 30, 2006.

REALIZED LOSS FROM SALES OF TRADING SECURITIES

     In the three-month period ended September 30, 2007, we gained $2,962 from sales of trading securities compared to a loss of $305,915 in the same period of fiscal 2006. We have discontinued the practice of trading equity securities of publicly traded companies.

LOSS ON DERIVATIVE LIABILITY

     For the three-month period ended September 30, 2007, we incurred a loss on derivative liability in the amount of $540,000 resulting from our failure to satisfy certain registration requirements of ours, as further described in the "Liquidated Damages" section above. Since the registration rights holder waived the majority of Liquidated Damages due to him for the three-month period ended September 30, 2006, we incurred a loss on derivative liability of only $30,000 for that period.

NET UNREALIZED LOSS ON TRADING SECURITIES

     A primary investment strategy we used in fiscal 2006 consisted of the short-selling of equity securities of publicly traded companies, which results in obligations to purchase securities at a later date. We determined that the short selling of securities was not a prudent investment strategy and discontinued this practice. As a result, we did not have a net unrealized loss on trading securities in the three-month period ended September 30, 2007, compared to a net unrealized loss on trading securities of $211,019 in the three-month period ended September 30, 2006.

COMPARISON OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007 TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006

     The following summarizes changes in our operations for the nine-month period ended September 30, 2007 and 2006. Our net loss for the nine-month period ended September 30, 2007, was $1,615,060, as compared to a net loss of $1,328,311 in the same period in the prior year. The primary reasons for the increase in our net loss from the same period in the prior year was our loss on derivative liability and an increase in property operating costs, partially offset by reductions in our general and administrative expenses and realized loss from sale of trading securities, and the fact that, unlike in the prior year, we did not incur an unrealized loss on trading securities.

RENTAL REVENUE

     Revenues increased $29,199, or approximately 2.5%, to $1,182,795 from $1,153,596, in the nine-month period ended September 30, 2007, as compared to the nine-month period ended September 30, 2006. This increase was primarily related to higher rents and occupancy rates at our Properties.

PROPERTY OPERATING COSTS

     Property operating costs increased $20,344, or approximately 2.7%, to $760,964 from $740,620, in the nine-month period ended September 30, 2007, as compared to the same period in the prior year. This increase was primarily related to an increase in utility costs.

GENERAL AND ADMINISTRATIVE

     General and administrative expense decreased $268,279, or approximately 31.6%, to $583,279 from $852,133, in the nine-month period ended September 30, 2007, as compared to the nine-month period ended September 30, 2006. This decrease was due to decreased professional fees incurred in connection with regulatory filings.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense in the nine-month period ended September 30, 2007 was $114,969, as compared to $114,513 in the first nine months of fiscal 2006.

MANAGEMENT FEE - RELATED PARTY

     Until June 30, 2006, our Properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (a) 99% by Goran Mladen, the son of David Mladen, our majority shareholder and sole officer and director, and (b) 1% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement we had with White Knight, according to which White Knight collected the rents for all eight of our properties and paid our operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of our rent revenues. Effective as of July 1, 2006, we discontinued our arrangement with White Knight and assumed responsibility for the management of our Properties. As a result, there were no property management fees for the nine-month period ended September 30, 2007, compared to $31,019 of property management fees paid to a related party in the same period in the prior year.

INTEREST EXPENSE

     Interest expense increased $17,729, or approximately 3.9%, to $476,575 from $458,846, in the first nine months of the current year, as compared to the nine-month period ended September 30, 2006. The reason for this increase was primarily related to increased interest on the promissory notes under our mortgage notes payable.

REALIZED LOSS FROM SALES OF TRADING SECURITIES

     In the nine-month period ended September 30, 2007, we lost $165,786 from sales of trading securities. In the same period in the prior year we lost $315,943 from sales of trading securities. We have discontinued the practice of trading equity securities of publicly traded companies.

LOSS ON DERIVATIVE LIABILITY

     For the nine-month period ended September 30, 2007, we incurred a loss on derivative liability in the amount of $720,000 resulting from our failure to satisfy certain registration requirements of ours, as further described in the "Liquidated Damages" section above. For the nine-month period ended September 30, 2006, we did not incur a loss on derivative liability.

NET UNREALIZED LOSS ON TRADING SECURITIES

     A primary investment strategy we used in fiscal 2006 consisted of the short-selling of equity securities of publicly traded companies, which results in obligations to purchase securities at a later date. We determined that the short selling of securities was not a prudent investment strategy and discontinued this practice. As a result, we did not have a net unrealized loss on trading securities in the nine-month period ended September 30, 2007, compared to a net unrealized loss on trading securities of $30,219 in the nine-month period ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

     We have suffered recurring losses from operations and have a net stockholders' deficit of $10,124,233 as of September 30, 2007. Our cash and cash equivalents balance at September 30, 2007 was $229,293, which represents a decrease of $841,200 as compared to our cash and cash equivalents balance of $1,070,493 at December 31, 2006. We expect that the rental income we receive from tenants of our Properties will be our primary source of funds going forward. In order to acquire additional apartment properties, and, if necessary, to fund our operations, we may determine to take out additional loans from financial institutions or raise funds from one or a combination of debt offerings and equity offerings. Management plans to manage cash flows carefully. However, we have no assurance that sufficient cash flow will be generated in the future to meet our operating requirements. This raises substantial doubt about our ability to continue as a going concern.

USES OF CAPITAL

Net Cash Used In Operations
---------------------------

     During the nine-month period ended September 30, 2007, we used $311,895 in operations, compared to $876,527 used in operations during the nine-month period ended September 30, 2006. The primary reason for this increase was our loss on derivative liability and realized loss on sale of investments, and an increase in accounts payable and accrued expenses.

Net Cash Used In Investing Activities
-------------------------------------

     During the first nine months of fiscal 2007, we used $114,172 in investing activities, compared to $7,200 used in investing activities in the same period in fiscal 20006. All of the funds used in investing activities were related to our purchases of trading securities.

Net Cash Used In Financing Activities
-------------------------------------

     During the nine-month period ended September 30, 2007, we used $415,133 in financing activities, compared to $380,810 provided from financing activities during the corresponding period in the prior year. The primary reason for this difference was the receipt of proceeds from margin loans repaid in the first nine months of fiscal 2006.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     Our contractual obligations, as of June 30, 2007, were as follows:

-------------------------------------------------------------------------------------------------------
                                             Payments Due By Period
-------------------------------------------------------------------------------------------------------
                                                Less than                                    More than
Contractual obligations           Total          1 year         1-3 years     3-5 years       5 years
-------------------------------------------------------------------------------------------------------
  Mortgage Notes Payable        $ 8,040,105    $    29,098     $  382,963             --    $ 7,628,044
-------------------------------------------------------------------------------------------------------
  Promissory Notes              $ 2,578,581             --             --    $ 2,578,581             --
    Payable - Related
    Party
-------------------------------------------------------------------------------------------------------
Total                           $10,618,686    $    29,098     $  382,963    $ 2,578,581    $ 7,628,044
-------------------------------------------------------------------------------------------------------

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

     David Mladen and Daniel Norensberg, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Mr. Mladen and Mr. Norensberg discovered a lack of effectiveness in our disclosure controls and procedures over financial reporting.

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

          o    Appointed Daniel Norensberg as Chief Financial Officer of the
Company;

          o    Increased the number of hours our Bookkeeper works for us;

          o    Appointed two additional directors to our board of directors; and

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     During the three-month period ended September 30, 2007, and subsequent period through the date hereof, we were not a party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours, or owner of record of more than 5% of our Common Stock is a party adverse to us, or has a material interest adverse to us in any legal proceeding.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     In the three-month period ended September 30, 2007, and subsequent period through the date hereof, we did not issue any unregistered securities.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     During the three-month period ended September 30, 2007, and subsequent period through the date hereof, we did not default upon any senior securities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the three-month period ended September 30, 2007, or subsequent period through the date hereof, except that:


ITEM 5. OTHER INFORMATION.

     There was no information we were required to disclose in a report on Form 8-K during the three-month period ended September 30, 2007, or subsequent period through the date hereof, that we did not report.


ITEM 6.  EXHIBITS.

Exhibit No.                         Description of Exhibit
-----------                         ----------------------

   3.1 Articles of Amendment and Restatement of Articles of Incorporation of Excellency Investment Realty Trust, Inc. (filed as Exhibit 3.1 to our Quarterly Report on Form 10 QSB for the quarter ended June 30, 2006, filed on August 21, 2006, and incorporated herein by reference)

   3.2         Bylaws of Excellency Investment Realty Trust, Inc. (filed as
               Exhibit 3.2 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed on August 21, 2006, and incorporated herein by reference)

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

   4.3 Articles Supplementary to the Articles of Amendment and Restatement of Articles of Incorporation of Excellency Investment Realty Trust, Inc., filed October 11, 2006 (filed as
               Exhibit 4.1 to our Current Report on Form 8-K filed on October 11, 2006, and incorporated herein by reference)

  10.1         Registration Rights Agreement, between Gift Liquidators, Inc.
               and David Mladen, dated September 29, 2005 (filed as Exhibit
               10.2 to our Current Report on Form 8-K, dated September 29, 2005 and incorporated herein by reference)

  10.5 Form of Limited Partnership Agreement (filed as Exhibit 10.2 to our amended Current Report on 10.5 Form 8-K/A, dated November 4, 2005 and incorporated herein by reference)

  10.6 Investment Agreement, dated as of August 29, 2006, by and between Gift Liquidators, Inc. and Dutchess Private Equities Fund, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed August 31, 2006 and incorporated herein by reference)

  10.7 Registration Rights Agreement, dated as of August 29, 2006, by and between Gift Liquidators, Inc. and Dutchess Private Equities Fund, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed August 31, 2006 and incorporated herein by reference)

  31.1 Certification of principal executive officer pursuant to Section 13a-14(a) -- filed herewith

  31.2 Certification of principal financial and accounting officer pursuant to Section 13a-14(a) -- filed herewith

  32.1 Certification of principal executive officer pursuant to Section 1350 -- filed herewith

  32.2 Certification of principal financial and accounting officer pursuant to Section 1350 -- filed herewith

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                EXCELLENCY INVESTMENT REALTY TRUST, INC.


 Dated: November 19, 2007       By: /s/ David Mladen
                                    --------------------------------------------
                                    David Mladen
                                    President and Chief Executive Officer
                                    (principal executive officer)



 Dated: November 19, 2007       By: /s/ Daniel Norensberg
                                    --------------------------------------------
                                    Daniel Norensberg
                                    Chief Financial Officer
                                    (principal financial and accounting officer)