Form 10KSB
period 2007-12-31
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2008-05-29
CIK 1286218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


       (Mark One)

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the fiscal year ended  December 31, 2007
                                                          ---------------------

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the transition period from ______  to  _____

                                Commission file number:  000-50675
                                                         -----------------------

                    EXCELLENCY INVESTMENT REALTY TRUST, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                 Maryland                                  73-0731559
------------------------------------------     ---------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

        245 Park Avenue, 39th Floor
               New York, NY                                10167
------------------------------------------     ---------------------------------
 (Address of principal executive offices)                 (Zip code)


Issuer's telephone number:  (212) 792-4040
                         ----------------------------------------------


Securities registered under Section 12(b) of the Exchange Act:

          None                                     Not Applicable
-------------------------------      -------------------------------------------
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

       The issuer's revenues for its most recent fiscal year were $1,623,002.

       The aggregate market value of the voting common stock held by non-affiliates of the issuer on May 28, 2008, was approximately $669,911, based on the last closing price of $1.75 per share, as quoted by the Over-the-Counter Bulletin Board. There are approximately 382,806 shares of common stock of the issuer not held by affiliates.

       As of May 28, 2008, the issuer had 44,061,537 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       A description of documents incorporated by reference is contained in
Item 13 of this Report.

       Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                          ANNUAL REPORT ON FORM 10-KSB
          OF EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----


Special Note Regarding Forward-Looking Statements                                                          4

PART I
------
Item 1.         Description of Business                                                                    5
Item 2.         Description of Property                                                                   20
Item 3.         Legal Proceedings                                                                         21
Item 4.         Submission of Matters to a Vote of Security Holders                                       22

PART II
-------
Item 5.         Market for Common Equity, Related Stockholder Matters and
                 Small Business Issuer Purchases of Equity Securities                                     23
Item 6.         Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                           25
Item 7.         Financial Statements                                                                      41
Item 8.         Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                                    42
Item 8A.        Controls and Procedures                                                                   43
Item 8B.        Other Information                                                                         45

PART III
--------
Item 9.         Directors, Executive Officers, Promoters, Control Persons and Corporate
                 Governance; Compliance with Section 16(A) of the Exchange Act                            47
Item 10.        Executive Compensation                                                                    50
Item 11.        Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters                                                             52
Item 12.        Certain Relationships and Related Transactions, and Director Independence                 54
Item 13.        Exhibits                                                                                  55
Item 14.        Principal Accounting Fees and Services                                                    57

Signatures                                                                                                58

Exhibit Index                                                                                             59

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


ITEM 1.    DESCRIPTION OF BUSINESS.

Business Development

         On September 4, 1963, we were incorporated in the State of Oklahoma as Dorsett Educational Systems, Inc. On December 20, 2002, we changed our name to Gift Liquidators, Inc.

         As of September 28, 2005 (the "Closing Date"), David Mladen purchased 11,000 shares of our Series A Convertible Preferred Stock, $0.01 par value per share ("Series A Preferred Stock"), for an aggregate purchase price of $10,000 (the "Preferred Stock Purchase Transaction"). As of the Closing Date, each share of Series A Preferred Stock was convertible into 5 shares of our common stock, $0.01 par value per share ("Common Stock"), subject to adjustment for stock dividends, stock splits, reclassifications, and similar events. Further, as of the Closing Date, two of our former stockholders, one of whom was an officer and director of the Company, sold an aggregate of 33,761 shares of our Common Stock to Mr. Mladen, which amount represented 28.6% of our issued and outstanding Common Stock (the "Common Stock Purchase Transaction," and, together with the Preferred Stock Purchase Transaction, the "Stock Purchase Transactions"). As a result of the Stock Purchase Transactions, Mr. Mladen controlled approximately 51.3% of our voting power. In addition, as of the Closing Date, our existing officers and directors resigned, and Mr. Mladen was appointed as our sole officer and director.

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

Our Business

General
-------

         We are engaged in the business of acquiring, developing, holding for investment, operating and selling apartment properties in metropolitan areas on the east coast of the United States. We intend to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended.

         Through our subsidiaries, we own eight residential real estate Properties, consisting of an aggregate of 273 apartment units, and comprising a total of approximately 221,839 square feet, all of which are leased to residential tenants, as more fully described in Item 2 below. Each of the Properties is located in the metropolitan Hartford area of Connecticut. At December 31, 2007, the Properties' occupancy rate was approximately 92.5%.

         We operate in the real estate industry segment. We do not have any foreign operations, and our business is not seasonal. See the Consolidated Financial Statements attached hereto and incorporated by reference herein for financial information relating to our industry segment.

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

Financing
---------

         As of December 27, 2005, we borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp., in connection with the refinancing of our Properties, evidenced by eight notes payable (the "Mortgage Notes"). The Mortgage Notes bear interest at an initial rate of 5.625%. The loans are repayable in monthly installments of principal and interest, due on the first day of each month. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be payable. The Mortgage Notes are secured against each respective Property, and, David Mladen, our majority stockholder, officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. As of December 31, 2007, an aggregate of approximately $8,011,007 was due under the Mortgage Notes.

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

Property Management
-------------------

         Until June 30, 2006, our Properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (i) 99% by Goran Mladen, the son of David Mladen, our majority shareholder, officer and director, and
(ii) 1% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement we had with White Knight, according to which White Knight collected the rents for all eight of our Properties and paid our operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of our rent revenues.

         Property management fees were $31,019 for the year ended December 31, 2006. In addition, as of December 31, 2006, White Knight had retained amounts of rent in excess of expenses paid on our behalf totaling $171,767. We wrote off such amounts due from White Knight, as we determined the amounts were not collectible.

         Effective July 1, 2006, we discontinued our arrangement with White Knight and assumed all responsibilities for the management of our Properties. Therefore, there were no property management fees for the fiscal year ended December 31, 2007.

          As of January 1, 2007, we have consolidated our financial statements with White Knight. In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), an interpretation of Accounting Research Bulletin No. 51, a variable-interest entity ("VIE") is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.

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

Employees
---------

         We currently have two (2) employees, David Mladen, who is our President and Chief Executive Officer, a director of ours, and our majority shareholder, and Carlos D. Carrillo, who is our Chief Financial Officer. Our subsidiary Limited Partnerships, described elsewhere in this annual report, currently have no employees. Eternal Enterprise, Inc., which is 100% owned, in the aggregate, by our subsidiary Limited Partnerships, currently employs ten (10) individuals, including Goran Mladen and Gorica Mladen, the son and daughter of David Mladen. Eternal's employees are primarily involved in the supervision and maintenance of the Properties. White Knight Management, a company we recently consolidated our financial statements with in accordance with FIN 46R, has no employees.

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

         We incurred net losses in fiscal 2007 and 2006 of $3,959,030 and $2,395,036, respectively. In addition, we expect to increase our operating expenses to fund our anticipated growth. We cannot assure that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis. As a result, we may have to curtail or cease our operations.

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

         Our audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Our independent auditor has indicated in its audit report to the consolidated financial statements that our recurring losses from operations and our difficulties in generating sufficient cash flow to meet our obligations and to sustain our operations raise substantial doubt about our ability to continue as a going concern. If we fail to continue in business, our shareholders will lose all or a substantial portion of their investments.

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

         In connection with the audit of our consolidated financial statements for the year ended December 31, 2007, David Mladen, our principal executive officer, and Carlos Carrillo, our principal financial and accounting officer, have evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, Mr. Mladen and Mr. Carrillo have discovered a lack of effectiveness in our disclosure controls and procedures during and following the year ended December 31, 2007.

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

         We are dependent on rental income to pay operating expenses. Potential residents may choose not rent units in our Properties due to many factors, including the general economic climate, the local economic climate, local real estate considerations (such as oversupply of or reduced demand for apartments), the perception of the safety, convenience and attractiveness of the communities or neighborhoods in which our Properties are located, and the quality of local schools and other amenities.
 As of December 31, 2007, our Properties were approximately 92.5% occupied. If we are unable to attract and retain residents or if our residents are unable, due to an adverse change in the economic condition of a particular region or otherwise, to pay their rental obligations, our income and results of operations will be adversely affected.

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

         The vast majority of our assets are encumbered by mortgage debt. In December 2005, we borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp., in connection with the refinancing of our Properties, evidenced by eight notes payable. As of December 31, 2007, the aggregate amount of the notes was approximately $8,011,007. We may borrow additional money to acquire interests in additional properties. There is a risk that the encumbered properties will not have sufficient cash flow from operations for payments of required principal and interest. Further, we may not be able to refinance these loans at an amount equal to the loan balance and the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we cannot meet our debt obligations on our secured loans, the lender could take the property, and we would lose both the asset and the income we were deriving from it, which would adversely affect our business and results of operations.

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

         Our Common Stock is tradable on the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol "EIVR." However, there is only a limited public market for our shares, and, therefore, it will be difficult for you to sell your shares promptly. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Small Cap Market. OTC Bulletin Board stocks are often lightly traded or not traded at all on any given day. We cannot predict whether a more active market for our Common Stock will develop in the future. In the absence of an active trading market:

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

         As of the date hereof, David Mladen, our President and Chief Executive Officer, a director of ours, and our majority shareholder, beneficially owns approximately 99.2% of our voting stock. Therefore, Mr. Mladen is able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of Mr. Mladen.

         Shares issuable upon the conversion of shares of our convertible preferred stock could dilute stock holdings and adversely affect our stock price.

         As of the date hereof, there are 10,000 shares of our Series A Preferred Stock issued and outstanding, and held by David Mladen, our majority shareholder, officer and director. Each share of our Series A Preferred Stock is convertible at any time, at the holder's option, into 143 shares of our Common Stock. The number of shares of Common Stock issued upon the conversion of these shares of Series A Preferred Stock will cause immediate and possibly substantial dilution to our stockholders. In addition, issuance of shares of our Common Stock pursuant to the conversion of shares of our Series A Preferred Stock could lead to subsequent sales of such shares in the public market, which could depress the market price of our stock by creating an excess in supply of shares for sale. Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

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

ITEM 2.    DESCRIPTION OF  PROPERTY.

General

         As of December 31, 2007, we owned eight (8) residential real estate properties consisting of 273 units. The table below lists the location of our Properties, the number and type of units in each Property, the range of rents, and the vacancies of these Properties as of December 31, 2007.

----------------------------------------------------------------------------------------
                                         Number and
Location                               Type of Units         Rent Range      Vacancies
----------------------------------------------------------------------------------------
154-160A Collins Street          41 units:                                       2
Hartford, CT                     3 three-bedroom           $950
                                 1 one-and a-half-bedroom  $700
                                 37 one-bedroom            $625
----------------------------------------------------------------------------------------
21 Evergreen Avenue              24 units:                                       1
Hartford, CT                     18 one-bedroom            $650 - $700
                                 6 studios                 $515 - $550
----------------------------------------------------------------------------------------
243 & 255 Laurel Street          34 units:                                       1
Hartford, CT                     4 two-bedroom             $725 - $775
                                 30 one-bedroom            $625 - $650
----------------------------------------------------------------------------------------
252 Laurel Street                21 units:                                       0
Hartford, CT                     2 two-bedroom             $750
                                 16 one-bedroom            $650
                                 3 studios                 $500 - $550
----------------------------------------------------------------------------------------
270 Laurel Street                77 units:                                       2
Hartford, CT                     1 two-bedroom             $825
                                 3 one-bedroom             $650
                                 73 studios                $500 - $550
----------------------------------------------------------------------------------------
360 Laurel Street                18 units:                                       2
Hartford, CT                     3 two-bedroom             $650 - $700
                                 15 one-bedroom            $600 - $625
----------------------------------------------------------------------------------------
117-145 S. Marshall Street       42 units:                                       2
Hartford, CT                     36 two bedroom            $700 - $725
                                 6 one-bedroom             $600 - $625
----------------------------------------------------------------------------------------
56 Webster Street                16 units:                                       1
Hartford, CT                     10 one-bedroom            $550
                                 6 studios                 $450
----------------------------------------------------------------------------------------

Financing

          As of December 27, 2005, we borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp., in connection with the refinancing of our Properties, evidenced by eight notes payable (the "Mortgage Notes"). The Mortgage Notes bear interest at an initial rate of 5.625%. The loans are repayable in monthly installments of principal and interest, due on the first day of each month. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be payable. The Mortgage Notes are secured against each respective Property, and, David Mladen, our majority stockholder, officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan.

         The following table sets forth certain material terms of each of the Mortgage Notes as of December 31, 2007:

  ----------------------------------------------------------------------------
                                             Mortgage Note         Monthly
                                                Amount            Principal
                                                (as of               and
                                              December 31,        Interest
  Location of Property                            2007)            Payment
  ----------------------------------------------------------------------------
  154-160A Collins Street, Hartford, CT       $ 1,270,228       $     7,506
  ----------------------------------------------------------------------------
  21 Evergreen Avenue, Hartford, CT           $   685,767       $     4,052
  ----------------------------------------------------------------------------
  243 & 255 Laurel Street, Hartford, CT       $ 1,098,786       $     6,496
  ----------------------------------------------------------------------------
  252 Laurel Street, Hartford CT              $   568,875       $     3,363
  ----------------------------------------------------------------------------
  270 Laurel Street, Hartford, CT             $ 1,948,202       $    11,513
  ----------------------------------------------------------------------------
  360 Laurel Street, Hartford, CT             $   576,668       $     3,407
  ----------------------------------------------------------------------------
  117-145 S. Marshall Street, Hartford, CT    $  1,394,913      $     8,243
  ----------------------------------------------------------------------------
  56 Webster Street, Hartford, CT             $    467,568      $     2,763
  -----------------------------------------=================---===============
             Total:                           $  8,011,007      $    47,343
  -----------------------------------------=================---===============

         We used the amounts borrowed from Astoria Federal Mortgage Corp. to repay the aggregate amount of $5,263,472 of principal and interest we owed under previous mortgages with Credit Suisse First Boston Mortgage Capital, LLC. In connection with such refinancing, we incurred approximately $654,083 in pre-payment penalties in fiscal 2005. The remaining funds have been used to purchase all of the limited partnership interests of our subsidiary Limited Partnerships owned by Goran Mladen, the son of our majority stockholder and sole officer and director, and for general working capital purposes.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended December 31, 2007, and subsequent periods through the date hereof, no matters were submitted to a vote of our stockholders.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our Common Stock is quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority ("FINRA"). Through approximately October 15, 2005, our trading symbol was "GFTL." Following a 15-for-1 reverse stock split we effected on or around that date, our trading symbol was changed to "GFLQ." Following our Reincorporation by Merger in Maryland, and resulting name change, effective as of September 20, 2006, our trading symbol was changed to "EIVR."

         There has been practically no "public market" for shares of our Common Stock. No assurance can be given that any market for our Common Stock will develop or be maintained.

Holders

         As of the date hereof, the number of record holders of our Common Stock was approximately 555. The aggregate number of shares outstanding as of the date hereof is 44,061,537.

Dividends

         We have not declared any cash dividends with respect to our Common Stock and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty.

Securities Authorized for Issuance Under Equity Compensation Plans

         We currently have no equity compensation plans.

Recent Sales of Unregistered Securities

         In the three-month period ended December 31, 2007, and subsequent periods through the date hereof, we issued unregistered securities, as follows:

Rescission of Shares
--------------------

         As of May 25, 2007, we issued 30,000,000 shares of our Common Stock in the name of the Company for an intended business purpose that we subsequently determined not to pursue. On December 4, 2007, we rescinded this issuance. The shares were returned to our number of authorized but unissued shares. Following this rescission, we had 43,761,537 shares of Common Stock issued and outstanding.

         We believe that this transaction are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Issuance of Shares for Investor Relations Services
--------------------------------------------------

         On March 14, 2008, we issued an aggregate of 300,000 shares of our Common Stock to two investor relations firms in consideration for services. Subsequently, we determined not to proceed with these investor relations firms and the shares have been returned to us. However, we have not yet cancelled these shares.

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

         As of December 31, 2007, 2,469 remaining shares of our common stock are held in the Brokerage Account. We paid an aggregate of $34,168, or an average of $13.83 per share, for the 2,469 remaining shares of stock, and have recorded the acquisition of these shares as treasury stock shares at cost in the accompanying consolidated financial statements.

         The following table summarizes the purchases of the shares described above:

------------------------------------------------------------------------------------------------------

                                                                                        Maximum
                                                                                       Number (or
                                                                  Total Number        Approximate
                                                                 of Shares (or      Dollar Value) of
                                                                     Units)         Shares (or Units)
                           Total Number       Average Price       Purchased as      that May Yet Be
                               of            Paid Per Share     Part of Publicly       Purchased
         Period             Shares (or          (or Unit)          Announced        Under the Plans
                              Units)                                 Plans            or Programs
                            Purchased                             or Programs
------------------------------------------------------------------------------------------------------
June 1, 2006 - June 30,         0                 $0.00                0                   0
          2006
------------------------------------------------------------------------------------------------------
July 1, 2006 - July 31,        800                $8.55                0                   0
          2006
------------------------------------------------------------------------------------------------------
August 1, 2006 -               200                $8.16                0                   0
August 31, 2006
------------------------------------------------------------------------------------------------------
September 1, 2006 -           3,969              $14.57                0                   0
September 30, 2006
-------------------------=================--==================--=================--===================
                  Total:      4,969              $13.34                0                   0
------------------------------------------------------------------------------------------------------

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

         Between October 26, 2005 and October 31, 2005, we formed eight limited partnerships as wholly-owned Delaware subsidiaries (the "Limited Partnerships"). At the time of formation, we owned 100% of the partnership interests of each of the Limited Partnerships.

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

Amendment to the Conversion Rate of Our Series A Preferred Stock

         On July 12, 2006, we filed our Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (the "Amended Certificate") with the Secretary of State of the State of Oklahoma. Pursuant to the Amended Certificate each share of our Series A Preferred Stock is now convertible into one hundred forty-three (143) shares of our Common Stock. As a result, our remaining 10,000 shares of Series A Preferred Stock, which are owned by David Mladen, our majority shareholder, officer and director, are convertible into 1,430,000 shares of our Common Stock.

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

         o David Mladen, who was our sole officer and director, continued to serve as the sole officer and director of the surviving entity;

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

Increased Income And Distributions Due To Healthy U.S. Economy
--------------------------------------------------------------

         Generally, healthy employment in a particular market area enables apartment owners to increase rents charged to tenants. As employment across locations in which we own apartment buildings continues to improve and stabilize, apartment owners in these locations should be able to increase rents ahead of expenses which should increase the revenue we receive from our apartment buildings. As a result, the amount of cash available for distribution to our stockholders should increase. However, our actual results of operations and, accordingly, cash available for distribution, will be affected by a number of factors, including the revenue we receive from our communities, our operating expenses, our debt obligations, interest expense, the ability of our residents to meet their obligations, and unanticipated expenditures. The occupancy rates at our properties increased from an average of 89% in fiscal 2006 to an average of 92.5% in fiscal 2007.

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

         Property management Fees were $31,019 for the year ended December 31, 2006. As of December 31, 2006, White Knight had retained amounts of rent in excess of expenses paid on our behalf totaling $171,767. We wrote off such amounts due from White Knight, as we determined the amounts were not collectible.

         Effective July 1, 2006, we discontinued our arrangement with White Knight and assumed all responsibilities for the management of our Properties. Therefore, there were no property management fees for the fiscal year ended December 31, 2007.

         As of January 1, 2007, we have consolidated our financial statements with White Knight. In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), an interpretation of Accounting Research Bulletin No. 51, a variable-interest entity ("VIE") is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.

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

         The following sets forth certain material terms of each of the Notes as of December 31, 2007:

  ---------------------------------------------------------------------------
                                              Mortgage Note         Monthly
                                                 Amount            Principal
                                                 (as of               and
                                               December 31,        Interest
  Location of Property                             2007)            Payment
  ---------------------------------------------------------------------------
  154-160A Collins Street, Hartford, CT        $ 1,270,228          $  7,506
  ---------------------------------------------------------------------------
  21 Evergreen Avenue, Hartford, CT            $   685,767          $  4,052
  ---------------------------------------------------------------------------
  243 & 255 Laurel Street, Hartford, CT        $ 1,098,786          $  6,496
  ---------------------------------------------------------------------------
  252 Laurel Street, Hartford CT               $   568,875          $  3,363
  ---------------------------------------------------------------------------
  270 Laurel Street, Hartford, CT              $ 1,948,202          $ 11,513
  ---------------------------------------------------------------------------
  360 Laurel Street, Hartford, CT              $   576,668          $  3,407
  ---------------------------------------------------------------------------
  117-145 S. Marshall Street, Hartford, CT     $ 1,394,913          $  8,243
  ---------------------------------------------------------------------------
  56 Webster Street, Hartford, CT              $   467,568          $  2,763
  ------------------------------------------===============---===============
             Total:                            $ 8,011,007          $ 47,343
  ------------------------------------------===============---===============

         We used the amounts borrowed from Astoria Federal Mortgage Corp. to repay the aggregate amount of $5,263,472 of principal and interest we owed under previous mortgages with Credit Suisse First Boston Mortgage Capital, LLC. In connection with such refinancing, we incurred approximately $654,083 in pre-payment penalties in fiscal 2005. The remaining funds have been used to purchase all of the limited partnership interests of our subsidiary Limited Partnerships owned by Goran Mladen, the son of our majority stockholder and sole officer and director, and for general working capital purposes.

Repayment of Outstanding Loans

Repayment of Loan made by an Officer/Director
---------------------------------------------

         At various times in 2003, 2004 and 2005 David Mladen, our majority stockholder, officer and director, made unsecured loans to the Company in the aggregate amount of approximately $400,000, at an interest rate of 6% per annum (the "Mladen Loans"). As of December 31, 2007 and 2006, there were no balances outstanding on the Mladen Loans.

Repayment of Promissory Notes Payable - Related Party
-----------------------------------------------------

         As of November 4, 2005 (the "Loan Date"), the Pre-Acquisition Eternal Stockholders of Eternal Enterprise, Inc., which were comprised of David Mladen, our majority shareholder and sole officer and director, and Mr. Mladen's son, daughter-in-law, daughter, and son-in-law, exchanged, in the aggregate, 100% of the issued and outstanding shares of common stock of Eternal, for (i) limited partnership interests representing 20% of the total partnership interests in each of the Limited Partnerships, and (ii) unsecured promissory notes payable to the Pre-Acquisition Eternal Stockholders in the aggregate principal amount of $2,610,006 (the "LP Notes'). In consideration for our ownership of 80% of the total partnership interests of each of the Limited Partnerships, we agreed to assume the LP Notes.

         The interest rate on the LP Notes is 7% per annum. The entire balance of principal and interest of the LP Notes is due and payable on November 4, 2010. The LP Notes may be prepaid without penalty. All payments shall be applied first toward the payment of interest and the balance towards the reduction of principal.

         For the year ended December 31, 2006, we paid Mr. Mladen a total of $170,797 of interest due under his portion of the LP Notes. For the year ended December 31, 2007, we paid Mr. Mladen a total of $317,135 of principal and $158,608 of Interest due under his portion of the LP Notes. As of December 31, 2007 and 2006, the total amount due under the LP Notes was $2,292,871 and $2,610,006, respectively.

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

         As of January 1, 2007, we adopted View C of EITF 05-4, "Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19." Subsequently, we elected to record the effects of adopting FSP 00-19-2 using the cumulative-effect transition method, which resulted in eliminating our derivative liability at the beginning of the first quarter of fiscal 2007, and recording the offsetting cumulative-effect entry to the opening accumulated deficit in accordance with GAAP guidance. Based upon our estimation that we could have the Resale Registration Statement filed and effective by December 31, 2007, a registration rights liability valued in accordance with SFAS No. 5 was estimated at $1,620,000 (the "Registration Rights Liability"). The cumulative adjustment was not recorded in the statements of operations and previous periods were not adjusted. The impact on previously reported accounts as of December 31, 2006, adjusted effective January 1, 2007, were as follows:

------------------------------------------------------------------------------------------------------
                                                                    FSP 00-19-2
                                                                 cumulative-effect
                                            December 31, 2006        adjustment       January 1, 2007
------------------------------------------------------------------------------------------------------
Derivative liability                      $     1,241,000       $    (1,241,000)    $            -
------------------------------------------------------------------------------------------------------
Registration rights liability             $             -       $     1,620,000     $    1,620,000
------------------------------------------------------------------------------------------------------
Accumulated deficit                       $    (8,130,173)      $       (379,000)   $   (8,509,173)
------------------------------------------------------------------------------------------------------
Total stockholders' equity                $    (5,892,687)      $       (379,000)   $   (6,271,687)
------------------------------------------------------------------------------------------------------

         The tax effect of the identified adjustments is not significant since we have a full valuation allowance for deferred tax assets.

         As of December 31, 2007, the liability amounted to $4,071,921 and is included on the balance sheet as a derivative liability. For the years ended December 31, 2007 and 2006, we recorded a loss on derivative instrument of $2,532,356 and $917,000, respectively.

Results of Operations

         As of December 31, 2007 and 2006 we owned interests in 8 Properties. Details on the Properties are as follows:

--------------------------------------------------------------------------------
                                                     Occupancy       Occupancy
                                                    Rate as of      Rate as of
                                                    December 31,    December 31,
Location                      Number of Units          2007            2006
--------------------------------------------------------------------------------
154-160A Collins Street          41 units               92%           80%
Hartford, CT
--------------------------------------------------------------------------------
21 Evergreen Avenue              24 units               95%           88%
Hartford, CT
--------------------------------------------------------------------------------
243 & 255 Laurel Street          34 units               94%           95%
Hartford, CT
--------------------------------------------------------------------------------
252 Laurel Street                18 units               96%           94%
Hartford, CT
--------------------------------------------------------------------------------
270 Laurel Street                77 units               93%           93%
Hartford, CT
--------------------------------------------------------------------------------
360 Laurel Street                18 units               84%           75%
Hartford, CT
--------------------------------------------------------------------------------
117-145 S. Marshall Street       42 units               90%           79%
Hartford, CT
--------------------------------------------------------------------------------
56 Webster Street                16 units               96%           95%
Hartford, CT
--------------------------------------------------------------------------------

Comparison Of Operations For The Year Ended December 31, 2007 To The Year Ended December 31, 2006

         The following summarizes changes in our operations for the years ended December 31, 2007 and 2006. Our net loss for the year ended December 31, 2007 was $3,959,030, compared to a net loss of $2,395,036 for the year ended December 31, 2006. The primary reasons for this increase in our net loss were increases of $1,913,721 in our loss on derivative liability and $207,507 in property operating costs, partially offset by an increase of $73,412 in rental revenue and decreases of $89,856 in general and administrative expense and $428,176 in realized loss from sales of trading securities.

Rental Revenue

         Revenues increased $73,412, from $1,549,590 to $1,623,002, or approximately 4.7%, in the current year. This increase was primarily related to higher occupancy rates and higher rents at our Properties.

Property Operating Costs

         Property operating costs increased $207,507, from $911,331 to $1,118,838, or approximately 22.8%, in the current year. The increase was primarily related to increases in utility costs and the price of oil.

General and Administrative

         General and administrative expense decreased $89,856, from $797,911 in the year ended December 31, 2006 to $708,055 in the year ended December 31, 2007, or approximately 11.3%. The amount decreased due to the Company not having to write off uncollectible amounts due from a related party, as we did in fiscal 2006 (see, "Management Fee - Related Party" below). In addition, there was a decrease in professional fees we incurred in fiscal 2007, as compared to the prior year.

Depreciation And Amortization

         Depreciation and amortization expense increased $1,407, from $151,885 to $153,292, or approximately 1.0%, in the current year.

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

         Property management Fees were $31,019 for the year ended December 31, 2006. As of December 31, 2006, White Knight had retained amounts of rent in excess of expenses paid on our behalf totaling $171,767. We wrote off such amounts due from White Knight, as we determined the amounts were not collectible.

         Effective July 1, 2006, we discontinued our arrangement with White Knight and assumed all responsibilities for the management of our Properties. Therefore, there were no property management fees for the fiscal year ended December 31, 2007.

         As of January 1, 2007, we have consolidated our financial statements with White Knight. In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), an interpretation of Accounting Research Bulletin No. 51, a variable-interest entity ("VIE") is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.

Interest Expense

         Interest expense increased $11,386, from $625,409 to $636,795, or approximately 1.8%, in the current year. The reason for this increase was primarily related to increased interest on outstanding promissory notes.

Realized Loss from Sales of Trading Securities

         In the year ended December 31, 2006, we lost $587,097 from sales of equity securities of publicly traded companies. As of December 31, 2006, the investments had an aggregate cost of $51,652 and an aggregate market value of $51,614, which resulted in a net unrealized loss of $38. In the year ended December 31, 2007, we had a realized loss on sales of trading securities of $158,921. As of December 31, 2007, we no longer held any investments.

Derivative Liability

         As of December 31, 2007 and 2006, we had losses on derivative liability of $2,830,721 and $917,000, respectively, resulting from our failure to satisfy certain registration requirements, as further described in the "Liquidated Damages" section above.

Liquidity and Capital Resources

         We have suffered recurring losses from operations. For the fiscal year ended December 31, 2007, we had a net loss of $3,959,030, net cash used in operations of $518,538, and a net stockholders' deficit of $9,621,835. We expect that the rental income we receive from tenants of our Properties will be our primary source of funds going forward. In order to acquire additional apartment properties, and, if necessary, to fund our operations, we may determine to take out additional loans from financial institutions or raise funds from one or a combination of debt offerings and equity offerings. Management plans to manage cash flows carefully. However, we have no assurance that sufficient cash flow will be generated in the future to meet our operating requirements. This raises substantial doubt about our ability to continue as a going concern.

         Our cash and cash equivalents balance was $241,551 as of December 31, 2007. This represents a decrease of $828,942 from the beginning of our fiscal year. All cash and cash equivalents are held in money market or checking accounts.

Uses of Capital

Net Cash Flow Used In Operations
--------------------------------

         During the year ended December 31, 2007, we used $518,538 in operations, compared to $608,913 used in operations during the year ended December 31, 2006. The primary reason for this change was the accrual of a derivative liability due to our failure to meet certain of our registration requirements.

Net Cash Used in Investing Activities
-------------------------------------

         During the year ended December 31, 2007, net cash used in investing activities was $98,510, compared to $684,903 used in investing activities during the year ended December 31, 2006. The primary reasons for this change were a reduction in our net purchases of trading securities and purchases of treasury stock in fiscal 2007, as compared to fiscal 2006.

Net Cash From Financing Activities
----------------------------------

         During the year ended December 31, 2007, we used $211,894 in financing activities, compared to $541,220 used in financing activities during the year ended December 31, 2006. The primary reason for this difference was due to the paydown of the LP Note payable to David Mladen, our majority stockholder, officer and director, in the amount of $97,912.

Critical Accounting Policies

Fair Value of Financial Instruments
-----------------------------------

         The carrying value of our financial instruments, including cash and cash equivalents, accounts receivable-tenants, investments in trading securities, accounts payable and accrued expenses, escrow account and other assets as of December 31, 2007, approximate their fair value because of their relatively short maturities.

         The carrying value of long-term debt consisting of notes payable - related party and mortgage notes payable approximates their fair values based upon current rates at which we could borrow funds with similar remaining maturities.

Real Estate
-----------

         Real estate is stated at cost. Our real estate has been pledged as security for various mortgage notes payable.

         Our real estate is located in the same geographic area of Hartford, CT. If this area experiences significant changes in its economy, this may have an adverse effect on our operations.

Depreciation
------------

         Buildings are depreciated using the straight line method over an estimated useful life of 40 years. Building improvements are depreciated using the straight line method over shorter of the estimated useful life of the building or their estimated service lives, as determined by management, generally between 5 and 15 years. Depreciation expense for the years ended December 31, 2007 and 2006 was $138,980 and $137,573, respectively.

Impairment of Long-lived Assets
-------------------------------

         We periodically evaluate our long-lived assets, including investments in real estate, for impairment indicators in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns.

         If impairment indicators are present, we compare the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recorded for the difference between the estimated fair value and the carrying amount of the asset.

         We have not identified any impairment indicators and consequently has not recognized any impairment losses.

Cash and Cash Equivalents
-------------------------

         All highly liquid investments with an original maturities of three months or less are considered to be cash equivalents. We maintain our cash accounts with various financial institutions located in Hartford, Connecticut.

         Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2007, the uninsured portion of cash balances held at such financial institutions was $139,283.

Accounts Receivable - Tenants
-----------------------------

         Tenant receivables are reported net of an allowance for doubtful accounts. Management's estimate of the allowance is based on historical collection experience and a review of the current status of specific tenant accounts receivable. We fully reserve for moved-out balances. After a six month period, we charge-off the moved out balances for the previous six months against accounts receivable.

Investments in Trading Securities
---------------------------------

         We account for our investments in trading securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which we do not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings (see Note 5 to the financial statements appearing elsewhere in this Report), and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date. As of December 31, 2007, there were no investments held.

Derivative Liabilities
----------------------

         We account for the registration rights agreements as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," Emerging Issue Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock," and EITF 05-04, "The Effect of a Liquidating Damages Clause in a Free Standing Financial Instrument Subject to EITF 00-19." Accordingly the liability is recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded as other non-operating income or expense (see Note 7 to the financial statements appearing elsewhere in this Report).

Deferred Financing Costs
------------------------

         Deferred financing costs include fees and costs to obtain our mortgages and other notes payable. These costs are amortized over the terms of the respective loans. Amortization expense for the years ended December 31, 2007 and 2006 was $14,312 and $14,312, respectively.

Revenue Recognition
-------------------

         Leases we enter into with our tenants for the rental of apartment units are generally year to year and are renewable upon consent of both parties on an annual or monthly basis. We also offers shorter term leases. Rental income is earned on a straight-line basis over the terms of the lease. Advance receipts of rental income are deferred and classified as liabilities.

Loss Per Common Share
---------------------

         Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computing by diving loss available to common stockholders by the weighted average number of common shares outstanding during the period. The common stock equivalents for our preferred stock and treasury shares were not included in the computation of diluted loss per share because to do so would have been anti-dilutive.

         For the years ended December 31, 2007 and 2006, common stock equivalents of 1,573,000 and 1,573,000 respectively, were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

Income Taxes
------------

         Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefits, or that future deductibility is uncertain.

         As of December 31, 2007, we have concluded that it is more likely than not that we will not realize any deferred tax assets and has provided a valuation allowance against the entire balance.

Contractual Obligations and Commercial Commitments

         Our contractual obligations, as of December 31, 2007, were as follows:

---------------------------------------------------------------------------------------------------------
                                          Payments Due By Period
---------------------------------------------------------------------------------------------------------
                                             Less than                                       More than
Contractual obligations        Total           1 year       2-3 years       4-5 years         5 years
---------------------------------------------------------------------------------------------------------
   Mortgages                 $ 8,011,007    $  120,561    $   262,402     $   293,570      $ 7,334,474
---------------------------------------------------------------------------------------------------------
   Promissory Notes          $ 2,292,871            --    $ 2,292,871              --               --
---------------------------------------------------------------------------------------------------------
Total                        $10,303,878    $  120,561    $ 2,555,273     $   293,570      $ 7,334,474
---------------------------------------------------------------------------------------------------------

Recent Accounting Pronouncements and Interpretations

         In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurement," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measure on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We are currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on our consolidated results of operations, financial position, or cash flows.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 became effective for us on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. We do not anticipate that election, if any, of this fair-value option will have a material effect on our consolidation results or operations or financial position.

         In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations," and SFAS No. 160, "Non-controlling Interest in Consolidation Financial Statements." SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be report as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No.160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No.160.

         The implementation of the above pronouncements is not expected to have a material effect on our consolidated financial statements or disclosures.

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

ITEM 7.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                    EXCELLENCY INVESTMENT REALTY TRUST, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2007



                                 C O N T E N T S




Independent Auditors' Report of Weinberg & Company, P.A........................................................F-1

Consolidated Balance Sheet as of December 31, 2007............................................................ F-2

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006.......................... F-3

Consolidated Statements of Changes in Shareholders' Deficit for the Years Ended
        December 31, 2007 and 2006............................................................................ F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006.......................... F-5

Footnotes to Consolidated Financial Statements......................................................... F-6 - F-23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Excellency Investment Realty Trust, Inc.

We have audited the accompanying consolidated balance sheet of Excellency Investment Realty Trust, Inc. and Subsidiaries (the "Company") (formerly known as Gift Liquidators, Inc.) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows and for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management's assertion about the effectiveness of Excellency Investment Realty Trust, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2007 included in the Company's Item 8A "Controls and Procedures" in the Annual Report on Form 10-KSB and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excellency Investment Realty Trust, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows and for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss of $3,959,030 and a negative cash flow from operations of $518,538 for the year ended December 31, 2007, and had a stockholders' deficit of $9,621,835 as of December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning this matter are also described in
Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Weinberg & Company, P.A.

Boca Raton, Florida
May 27, 2008

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2007

                                                       ASSETS
Real Estate
       Land                                                                                                $    811,402
       Building and improvements                                                                              5,227,119
                                                                                                           ------------
                                                                                                              6,038,521
Less: accumulated depreciation                                                                                1,318,167
                                                                                                           ------------
                                                                                                              4,720,354

Cash and cash equivalents                                                                                       241,551
Accounts receivable-tenants, net of allowance for doubtful
   accounts of $81,733                                                                                           39,317
Deferred financing costs, net of accumulated amortization of
   of $14,312                                                                                                   148,897
Escrow account                                                                                                   84,109
Other assets                                                                                                     11,136
                                                                                                           ------------
      TOTAL ASSETS                                                                                         $  5,245,364
                                                                                                           ============


                                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Motgage notes payable                                                                                      $  8,011,007
Promissory notes payable-related parties                                                                      2,292,871
Security deposits                                                                                               135,151
Accounts payable and accrued expenses                                                                           356,249
Derivative liability                                                                                          4,071,921
                                                                                                           ------------
      TOTAL LIABILITIES                                                                                      14,867,199
                                                                                                           ------------
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIT:

Preferred stock, $0.001 par value, 1,000,000 shares authorized;
  Series A Convertible Preferred Stock, par value $0.01, 10,000 shares authorized, 10,000
  issued and outstanding.  Aggregate liquidation preference of $9,100 ($0.91 per share)                             100
  Series B Preferred Stock, par value $0.01, 20,000
  shares authorized, 0 shares issued and outstanding                                                                  -
  Common stock, par value $0.01, 200,000,000 shares authorized, 43,761,537 issued and
  outstanding                                                                                                   437,615
Treasury stock, at cost- 34,168 shares                                                                          (34,168)
Additional paid-in capital                                                                                    2,063,821
Accumulated deficit                                                                                         (12,089,203)
                                                                                                           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                                                            (9,621,835)
                                                                                                           ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                          $  5,245,364
                                                                                                           ============


                        See accompanying notes to consolidated financial statements.


            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                     2007                   2006
                                                                     ----                   ----
RENTAL REVENUE                                                   $  1,623,002            $  1,549,590
                                                                 ------------            ------------
OPERATING EXPENSES:
  Property operating costs                                          1,118,838                 911,331
  General and administrative                                          708,055                 797,911
  Depreciation and amortization                                       153,292                 151,885
  Management fee-related party                                              -                  31,019
                                                                 ------------            ------------

TOTAL OPERATING EXPENSES                                            1,980,185               1,892,146
                                                                 ------------            ------------

OPERATING LOSS                                                       (357,183)               (342,556)
                                                                 ------------            ------------

NONOPERATING INCOME (EXPENSE):
  Interest expense                                                   (636,795)               (625,409)
  Other income                                                         24,590                  77,064
  Realized loss from sales of trading securities                     (158,921)               (587,097)
  Loss on derivative instrument                                    (2,830,721)               (917,000)
  Net unrealized loss on trading securities                                 -                     (38)
                                                                 ------------            ------------

TOTAL NONOPERATING EXPENSES                                        (3,601,847)             (2,052,480)
                                                                 ------------            ------------

  NET LOSS                                                       $ (3,959,030)           $ (2,395,036)
                                                                 ============            ============


LOSS PER COMMON SHARE-BASIC AND DILUTED                          $      (0.07)           $      (0.36)
                                                                 ============            ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED       59,599,085               6,673,332
                                                                 ============            ============


                      See accompanying notes to consolidated financial statements.


                                  EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                         (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                       FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                                                        Additional
                                      Preferred Stock-Series A  Preferred Stock-Series C        Common Stock              Paid-in
                                        Shares       Amount       Shares        Amount     Shares        Amount           Capital
                                        ------       ------       ------        ------     ------        ------           -------
Balance as of December 31, 2005         11,000             110           -             -       118,537         1,185              -
Preferred stock issued                       -               -      43,500       720,000             -             -              -
Conversion of preferred stock                -               -     (43,500)     (720,000)   43,500,000       435,000        285,000
Proceeds from sale of treasury stock         -               -           -             -             -             -         16,359
Contributed capital - waiver of
  liquidating damages                        -               -           -             -             -             -      1,534,000
Net loss                                     -               -           -             -             -             -              -
                                       -------       ---------     -------    ----------   -----------    ----------    -----------
Balance as of December 31 2006          11,000             110           -             -    43,618,537       436,185      1,835,359


FIN 46 Consolidation                         -               -           -             -             -             -        229,882
Conversion of preferred stock           (1,000)            (10)          -             -       143,000         1,430         (1,420)
Issuance of common stock                     -               -           -             -    30,000,000       300,000              -
Rescission of common stock issued            -               -           -             -   (30,000,000)     (300,000)             -
Net loss                                     -               -           -             -             -             -              -
                                       -------       ---------     -------    ----------   -----------    ----------    -----------

Balance as of December 31, 2007         10,000       $     100           -    $        -    43,761,537    $  437,615    $ 2,063,821
                                       =======       =========     =======    ==========   ===========    ==========    ===========


                                         Accumulated   Treasury Stock
                                           Deficit     Shares at Cost       Total
                                           -------     --------------       -----
Balance as of December 31, 2005          (5,735,137)              -      (5,733,842)
Preferred stock issued                            -               -         720,000
Conversion of preferred stock                     -               -               -
Purchase of treasury stock                        -         (61,420)        (61,420)
Proceeds from sale of treasury stock              -          27,252          43,611
Contributed capital - waiver of
 liquidating damages                              -               -       1,534,000
Net loss                                 (2,395,036)              -      (2,395,036)
                                       ------------    ------------    ------------

Balance as of December 31, 2006          (8,130,173)        (34,168)     (5,892,687)

FIN 46 Consolidation                              -               -         229,882
Conversion of preferred stock                     -               -               -
Issuance of common stock                          -        (300,000)              -
Rescission of common stock issued                 -         300,000               -
Net loss                                 (3,959,030)              -      (3,959,030)
                                       ------------    ------------    ------------
Balance as of December 31, 2007        $(12,089,203)   $    (34,168)   $ (9,621,835)
                                       ============    ============    ============


                           See accompanying notes to consolidated financial statements.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                                2007             2006
CASH FLOWS FROM OPERATING ACTIVITIES                                                            ----             ----
Net loss                                                                                    $(3,959,030)      $(2,395,036)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Loss on sale of trading securities                                                            158,921           587,097
  Loss on derivative instrument                                                               2,830,921           917,000
  Depreciation and amortization                                                                 153,190           151,886
  Provision for doubtful accounts                                                               (21,151)           95,569
  Net unrealized loss on trading securities                                                           -                38

Changes in Operating Assets and Liabilities:
  Accounts receivable-tenants                                                                    (2,532)          (68,641)
  Escrow                                                                                         10,053             5,528
  Other assets                                                                                   48,148           130,649
  Security deposits                                                                              26,250            26,441
  Accounts payable and accrued expenses                                                         236,692           (59,444)
                                                                                            -----------       -----------
   NET CASH USED IN OPERATING ACTIVITIES                                                       (518,538)         (608,913)
                                                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Opening cash balance of FIN46 consolidated entity                                                 8,797                 -
Purchase of trading securities                                                                 (107,307)         (638,749)
Purchase of treasury stock                                                                            -           (61,420)
Proceeds from sale of treasury stock                                                                  -            43,611
Purchase of fixed assets                                                                              -           (28,345)
                                                                                            -----------       -----------

   NET CASH USED IN INVESTING ACTIVITIES                                                        (98,510)         (684,903)
                                                                                            -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Repayments of promissory notes payable related parties                                        (97,912)         (457,954)
  Proceeds of loans from officer/director                                                             -            15,745
  Repayment of mortgage notes payable                                                          (113,982)          (99,011)
                                                                                            -----------       -----------
   NET CASH USED IN FINANCING ACTIVITIES                                                       (211,894)         (541,220)
                                                                                            -----------       -----------
NET DECREASE IN CASH                                                                           (828,942)       (1,835,036)
CASH- BEGINNING OF YEAR                                                                       1,070,493         2,905,529
                                                                                            -----------       -----------
CASH-END OF YEAR                                                                            $   241,551       $ 1,070,493
                                                                                            ===========       ===========

Cash paid for interest                                                                      $   454,122       $   662,143
                                                                                            ===========       ===========
Cash paid for taxes                                                                         $       500       $       500
                                                                                            ===========       ===========
NON-CASH TRANSACTIONS


Contributions of capital for waived liquidated damages related to derivative liability      $         -       $ 1,534,000
                                                                                            ===========       ===========
Common stock issued in consideration for waived liquidated damages                          $         -       $   720,000
                                                                                            ===========       ===========


                           See accompanying notes to consolidated financial statements.


            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

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

In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entitites," an existing unconsolidated variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. White Knight Management, LLC is now considered a VIE and the Company its primary beneficiary.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

     o    360 Laurel Street, Hartford, CT
     o    117-145 S. Marshall Street, Hartford, CT; and
     o    56 Webster Street, Hartford, CT.

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

Pursuant to the Partnership Agreements of the Limited Partnerships (the "Partnership Agreements"), among other things, the Company (i) is the general partner of each of the Limited Partnerships, and (ii) has the right to compel the limited partners (i.e., the Pre-Acquisition Eternal Stockholders) to exchange 100% of their limited partnership interests for shares of Common Stock of the Company. In the event the Company, as general partner of the Limited Partnerships, compels the limited partners to exchange their limited partnership interests for shares of Common Stock of the Company, certain family members of Mr. Mladen, the Company's majority stockholder and then sole officer and director, would become shareholders of the Company.

Because (i) the Pre-Acquisition Eternal Stockholders obtained a majority of the shares of common stock of the combined entity after the combination, (ii) the Pre-Acquisition Eternal Stockholders obtained the ability to elect and appoint a voting majority of the governing board of the combined entity, and (iii) Eternal's officer and director replaced the Company's officers and directors of the combined entity, the transaction was treated as a reverse merger with Eternal as the accounting acquirer of the Company. The accompanying consolidated. financial statements of the Company reflect the historical results of operations of Eternal, and the consolidated results of operations subsequent to the acquisition date of November 4, 2005. Eternal, as the accounting acquirer of the "shell company", did not record goodwill or any other intangible asset as a result of this Reverse Merger

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION (Continued)

On December 29, 2005, the Company entered into a Purchase and Sale Agreement with Goran Mladen, the Company's majority stockholder and sole officer and director's son (the "Purchase Agreement"), pursuant to which the Company purchased all of the limited partnership interests of the Limited Partnerships owned by Goran Mladen, for an aggregate purchase price of $479,096. The purchase price was paid by the Company in cash. As a result, the Company owned approximately 81% of the partnership interests of each of the Limited Partnerships.

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

     o David Mladen, the Company's then sole officer and director, continued to serve as the sole officer and director of the surviving entity;

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 2 - BASIS OF PRESENTATION

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through December 31, 2007. All inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The accompanying consolidated financial statements include accounts of White Knight Management, LLC. in which the Company has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest.

There are two different accounting frameworks applicable to SPE's, depending on the nature of the entity and the Company's relation to that entity; the Qualified Special Purpose Entity ("QSPE")framework under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"("SFAS 140") and the variable interest entity ("VIE") framework under the Financial Accounting Standards Board
(FASB) Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities."

The QSPE framework is applicable when an entity transfer (sells) financial assets to an SPE meeting certain criteria. These criteria are designed to ensure that the activities of the SPE are essentially predetermined in their entirely at the inception of the vehicle and that the transferor cannot exercise control over the entity, its assets or activities. Entities meeting these criteria are not consolidated by the Company.

When the SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46R. a VIE is defined as an entity that (1) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties, (2) has equity owners who are unable to make decision and /or (3) has equity owners that do not absorb or receive the entity's losses and returns. QSPEs are excluded from the scope of FIN 46R. FIN46R requires a variable interest holder (counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both. This party is considered the primary beneficiary of a VIE requires an evaluation of all transactions (such as investments, liquidity commitments, derivatives and fee arrangements) with the entity.

Financial Statement Presentation
--------------------------------

Because the Company is engaged in the rental and sale of real estate, the operating cycle may extend beyond one year. Accordingly, following the usual practice of the real estate industry, the accompanying consolidated balance sheet is unclassified.

Going Concern
-------------

The Company has suffered recurring losses from operations. During the year ended December 31, 2007, the Company had a net loss of $3,959,030, net cash used in operations of $518,538 and has a stockholders' deficit of $9,621,835, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 2 - BASIS OF PRESENTATION (continued)


Use of Estimates
----------------

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments
-----------------------------------

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable-tenants, accounts payable and accrued expenses, escrow account and other assets as of December 31, 2007, approximate their fair value because of their relatively short maturities.

The carrying value of long-term debt consisting of notes payable - related party and mortgage notes payable approximates their fair values based upon current rates at which the Company could borrow funds with similar remaining maturities.

Real Estate
-----------

Real estate is stated at cost. The Company's real estate has been pledged as security for various mortgage notes payable.

The Company's real estate is located in the same geographic area of Hartford, Connecticut. If this area experiences significant changes in its economy, this may have an adverse effect on the Company's operations.


Depreciation
------------

Buildings are depreciated using the straight line method over an estimated useful life of 40 years. Building improvements are depreciated using the straight line method over shorter of the estimated useful life of the building or their estimated service lives, as determined by management, generally between 5 and 15 years. Depreciation expense for the years ended December 31, 2007 and 2006 was $138,980 and $137,573, respectively.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2007, the uninsured portion of cash balances held at such financial institutions was $139,283.

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

Investments in Trading Securities
---------------------------------

The Company accounts for its investments in trading securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities not classified as trading securities are classified as available-for-sale. The cost of investments sold is determined on the specific identification or the first-in, first-out method. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings (see Note 5), and available-for-sale securities are also reported at fair value but unrealized gains and losses are shown in the caption "unrealized gains (losses) on shares available-for-sale" included in stockholders' equity. Management determines fair value of its investments based on quoted market prices at each balance sheet date. As of December 31, 2007, there were no investments held.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Financing Costs
------------------------
Deferred financing costs include fees and costs to obtain the Company's mortgages and other notes payable. These costs are amortized over the terms of the respective loans. Amortization expense for the years ended December 31, 2007 and 2006 was $14,312 and $14,312, respectively.

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

Loss Per Common Share
---------------------

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computing by diving loss available to common stockholders by the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock and treasury shares were not included in the computation of diluted loss per share because to do so would have been anti-dilutive.

For the years ended December 31, 2007 and 2006, common stock equivalents of 1,573,000 were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

Income Taxes
------------

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

As of December 31, 2007, the Company has concluded that it is more likely than not that the Company will not realize any deferred tax assets and has provided a valuation allowance against the entire balance.

Recent Accounting Pronouncements and Interpretations
----------------------------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurement," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued

accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measure on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 ("FAS 159"). FAS 159 which became effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on the consolidation results or operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No.160, non-controlling Interest in Consolidation Financial Statements. SFAS No.141(R) requires an acquier to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be report as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No.141(R) and SFAS No.160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No.141(R) or SFAS No.160.

The implementation of the above pronouncements is not expected to have a material effect on the Company's consolidated financial statements or disclosures.


NOTE 4 - NOTES PAYABLE

Promissory Notes Payable - Related Parties
------------------------------------------

On November 4, 2005 (the "Loan Date"), the Pre-Acquisition Eternal Stockholders of Eternal Enterprise, Inc., which were comprised of David Mladen, the Company's majority shareholder and the then sole officer and director, and Mr. Mladen's son, daughter-in-law, daughter, and son-in-law, exchanged, in the aggregate, 100% of the issued and outstanding shares of common stock of Eternal, for (i) limited partnership interests representing 20% of the total partnership interests in each of the Limited Partnerships, and (ii) unsecured promissory notes payable to the Pre-Acquisition Eternal Stockholders in the aggregate principal amount of $2,610,006 (the "LP Notes"), pursuant to Contribution Agreements between the Pre-Acquisition Eternal Stockholders and the Limited Partnerships. In consideration for the Company's ownership of 80% of the total partnership interests of each of the Limited Partnerships, the Company agreed to assume the LP Notes.

The interest rate on the LP Notes is 7% per annum. The entire balance of principal and interest of the LP Notes is due and payable on November 4, 2010. The LP Notes may be prepaid without penalty. All payments shall be applied first toward the payment of interest and the balance towards the reduction of principal.

For the year ended December 31, 2007, the Company paid David Mladen a total of $317,135 of principal due under his portion of the LP Notes. As of December 31, 2007 and 2006 the LP Notes payable were $2,292,871 and 2,610,006, respectively.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 4 - NOTES PAYABLE (Continued)

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

         To date, the Company has not delivered any Puts to Dutchess pursuant to the Investment Agreement, and has no intention to do so in the foreseeable future. The company has taken no action related to this agreement to date.

For the year ended December 31, 2006, in connection with the Investment Agreement, the Company paid the Investor a due diligence fee of $15,000. There were no expenses incurred in 2007.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 4 - NOTES PAYABLE (Continued)

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

The Mortgage Notes are collateralized by each respective Property. David Mladen, the Company's majority stockholder and an officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. The Company incurred approximately $178,000 of deferred financing costs related to these loans, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense was $14,312 and $14,312 for the years ended December 31, 2007 and 2006, respectively.

The following sets forth the amounts outstanding on each of the Notes as of December 31, 2007 and the initial required monthly principal and interest payments:

                                              Mortgage Note    Initial Monthly Principal
                   Location of Property           Amount         and Interest Payment
-----------------------------------------------------------------------------------------
270 Laurel Street, Hartford, CT                $1,948,202              $   11,513
117-145 S. Marshall Street, Hartford, CT        1,394,913                   8,243
154-160A Collins Street, Hartford, CT           1,270,228                   7,506
243 &255 Laurel Street, Hartford, CT            1,098,786                   6,496
21 Evergreen Avenue, Hartford, CT                 685,767                   4,052
360 Laurel Street, Hartford, CT                   576,668                   3,407
252 Laurel Street, Hartford CT                    568,875                   3,363
56 Webster Street, Hartford, CT                   467,568                   2,763

-----------------------------------------------------------------------------------------
Total                                          $8,011,007              $   47,343
==========================================================================================

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 4 - NOTES PAYABLE (Continued)

Principal payment maturities on the mortgage notes outstanding at December 31, 2007 are:

               Year                 Amount
         -------------------------------------

               2008             $  120,561
               2009                127,521
               2010                134,881
               2011                142,667
               2012                150,903
            Thereafter           7,334,474
         -------------------------------------
                                $8,011,007
         =====================================

NOTE 5 - ESCROW ACCOUNT

As of December 31, 2007, the Company maintained an escrow account with Astoria Federal Mortgage Corp. in the amount of $84,109 for the payment of real estate taxes and property insurance.


NOTE 6 - INVESTMENTS IN TRADING SECURITIES

The Company's investments were comprised of equity securities of publicly traded companies. During 2007, the Company sold its investments for a realized loss of $158,921. As of December 31, 2007, the Company no longer held any investments.

Between July, 2006 and September, 2006, the Company purchased an aggregate of 4,969 shares of its common stock in the open market, through a brokerage account held in the name of Excellency Investment Realty Trust I, L.P., a limited partnership which is owned (i) 81% by the Company, and (ii) 19%, collectively, by David Mladen, the Company's majority shareholder and sole officer and director, and his son, daughter-in-law, daughter, and son-in-law. For accounting purposes, these purchases were treated as treasury stock of which 2,500 of the purchased shares were resold in the open market. The purchase price of these shares was between $8.16 and $24.44, and the selling price per share was between $11.66 and $24.26, or an average aggregate sales price of $17.44. The difference between the purchased price and the sales price of $16,359 was recorded as additional paid in capital in the accompanying consolidated financial statements. The Company paid $34,168 or $13.83 share for these 2,469 shares of stock, and has recorded the acquisition of these shares as treasury stock shares at cost in the accompanying consolidated financial statements. As of December 31, 2007, 2,469 shares of the Company's common stock are held in the Company's brokerage account. The Company's plans to hold and not sell the Treasury Stock.

NOTE 7 - RELATED PARTY TRANSACTIONS

Property Management
-------------------

Until June 30, 2006, the Company's properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (i) 99% by Goran Mladen, the son of David Mladen, the Company's majority shareholder and sole officer and director, and (ii) 0.2% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement between White Knight and the Company, according to which White Knight collected the rents for all eight of the Company's properties and paid the Company's operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of the rent revenues of the Company. For the year ended December 31, 2006 the company incurred management fees of 31,019. The Company did not incur any management fees in the year ended December 31, 2007.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

In 2006, White Knight retained amounts of rent in excess of expenses paid (including management fee) on behalf of the Company totaling $171,767. The Company has written off such amounts due from White Knight as it has determined the amounts are not collectible. As of December 31, 2007 White Knight did not hold any rents.

As of January 1, 2007 the company has consolidated its financial statements with White Knight Management, LLC. In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), an Interpretation of Accounting Research Bulletin No. 51, a VIE is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.

Goran Mladen and Gorica Mladen are employees of Eternal Enterprise, Inc., a company which is owned 100%, in the aggregate, by limited partnerships that are 81% owned by the Company. Gorica Mladen owns 0.2% of such limited partnerships.

Repayment of Loans made by an Officer/Director
----------------------------------------------

At various times in 2003, 2004 and 2005 David Mladen, the Company's majority stockholder and an officer and director, made unsecured loans to Company in the aggregate amount of approximately $400,000, at an interest rate of 6% per annum (the "Mladen Loans"). As of December 31, 2007 and 2006, there were no balances outstanding on the Mladen Loans.


Rent-Free Apartments
--------------------

During 2007, the Company provided a rent-free apartment to David Mladen, its majority shareholder and an officer and director. As a result, the Company reduced the LP Note payable to David Mladen in the aggregate amount of $6,000, which was the fair value of apartment rental.

See also Note 4.

NOTE 8 - STOCKHOLDERS' DEFICIT

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

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

On November 29, 2006, the Company filed a Registration Statement on Form SB-2 (the "Resale Registration Statement") with the Securities and Exchange Commission (the "Commission") to register (i) 5,000,000 shares of common stock issuable to Dutchess Private Equities Fund, LP ("Dutchess") in connection with an Investment Agreement between the Company and Dutchess and (ii) 1,573,000 shares of common Stock issuable upon conversion of share of the Company's Series A convertible Preferred stock held by David Mladen, the Company's sole officer, director and Majority shareholder.

On February 2, 2007, the Company filed a request to withdraw the Registration Statement with the Commission. Mr. Mladen had agreed to waive the liquidated damages which were due to him through March 31, 2007 but as a result of the withdrawal of the Registration Statement the derivative liability increased to $4,071,921 as of December 31, 2007.

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

For the years ended December 31, 2007 and 2006, the Company recorded a loss on derivative instrument of $2,532,356 and 917,000, respectively. As of December 31, 2007, the liability amounted to $4,071,921 and is included on the balance sheet as a derivative liability.

Series A Preferred Stock
------------------------

As of September 28, 2005, the Company filed a Certificate of Designation of Series A Convertible Preferred Stock (the "Series A Certificate of Designation") designating a Series of 11,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"). Pursuant to the Series A Certificate of Designation, as amended on July 12, 2006, holders of the Company's Series A Preferred Stock:

     o shall be entitled to cast one hundred forty three (143) votes per share of Series A Preferred Stock upon all matters submitted to a vote of the holders of the Company's Common Stock;

     o shall be entitled to receive dividends when and as declared by the Company's Board of Directors; and

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)


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


On March 6, 2007, David Mladen, the Company's majority stockholder and an officer and director, converted 1,000 shares of the Company's Series A Preferred Stock into 143,000 shares of the Company's common stock.

As of December 31, 2007, 10,000 shares of the Company's Series A Preferred Stock were issued and outstanding, and held by David Mladen, the Company's majority shareholder and an officer and director.


Series B Preferred Stock
------------------------

On March 10, 2006, the Company filed a Certificate of Designation of Series B Preferred Stock (the "Series B Certificate of Designation") designating a series of 20,000 shares of Preferred Stock of the Company, $0.01 par value (the "Series B Preferred Stock"). Pursuant to the Series B Certificate of Designation, holders of the

Company's Series B Preferred Stock:

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

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

As of December 31, 2007, no shares of the Company's Series B Preferred Stock were issued or outstanding.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

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

NOTE 9 - INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities for federal and state tax purposes are as follows:

                                                          As of
                                                    December 31, 2007
                                                    -----------------
     Net operating loss carryforwards                 $1,770,986
     Depreciation                                        (51,000)
                                                       ----------
     Total deferred tax asset                          1,719,986
     Valuation allowance                              (1,719,986)
                                                       ----------
     Net deferred tax assets                           $     -0-
                                                       ==========


SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

As of November 4, 2005, the date of the Eternal merger, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $210,000. Utilization of some of the net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The net operating loss carry forwards will expire at various dates from 2009-2027.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB statement No. 109, Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2007, the Company did not have a liability for unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and in the state of Maryland. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 10 - CONTINGENCY

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

In 2008 the Company has been late in two of its periodic filings with the Securities and Exchange Commission ("SEC"). Accordingly, the Company may be ineligible for quotation by an NASD member if it is delinquent one more time in its periodic filings with the SEC during the applicable 24-month period.

The Company did not perform a self assessment of its internal controls over financial reporting as of December 31, 2007 as mandated by the Sarbanes-Oxley Act of 2002. The lack of compliance with the Sarbanes-Oxley Act of 2002 may have a material impact on the Company.

NOTE 11 - SUBSEQUENT EVENTS

On March 14, 2008, Excellency Investment Realty Trust, Inc. (the "Company") issued an aggregate of 300,000 shares of its common stock (the "Shares") to two investor relations firms in consideration for investor relations services the firms were to provide to the Company. Subsequently, the Company determined not to utilize the services of these investor relations firms, and, on approximately March 31, 2008, the Shares were returned to the Company.

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

         Effective as of August 7, 2006, we engaged Weinberg & Company, P.A., independent public accountants as our new independent registered public accounting firm. The decision to engage Weinberg & Company, P.A. was approved by our Board of Directors on August 7, 2006.

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

         We had no changes of, or disagreements with, our auditors during the fiscal year ended December 31, 2007.

ITEM 8A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

         We have not yet been able to implement disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         As of October 8, 2007, we hired Daniel Norensberg as our Chief Financial Officer. One of his main responsibilities was to help us analyze our disclosure controls and procedures and recommend and implement improvements to ensure the integrity of our financial information and systems and compliance with all applicable securities laws, including, reporting requirements under the Exchange Act. We believe that between October 8, 2007 and February 29, 2008, Mr. Norensberg did not adequately serve as our Chief Financial Officer. In addition, despite numerous attempts to contact Mr. Norensberg, we have not heard from him since approximately March 1, 2008. This has caused us material hardship in connection with, among other things, (a) our ability to prepare and timely file this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2008, and (b) our ability to timely evaluate and report on the effectiveness of our disclosure controls and procedures in accordance with Section 404 of the Sarbanes Oxley Act of 2002. We have replaced Mr. Norensberg with Carlos D. Carrillo as our Chief Financial Officer, as of March 24, 2008. However, Mr. Carrillo does not have experience in SEC disclosure principles and practices.

         During the process of preparing this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures were not effective as of December 31, 2007, or as of the date hereof.

         Our management has performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to all the balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-KSB, to ensure that our Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

Management's Report on Internal Control over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and our expenditures are being made only in accordance with authorizations of our management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

         Our management intends to assess the effectiveness of our internal control over financial reporting as soon as practicable. In performing its assessment of the effectiveness of our internal control over financial reporting, our management will apply the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

         During the process of preparing this Annual Report, our management discovered that there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the preparation of this Annual Report were
(i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principals
(GAAP); (iii) inadequate security over information technology and (iv) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

         Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, or as of the date hereof.

         Management plans to remediate the material weaknesses it has identified, and put a system of controls and procedures in place as soon as practicable. We believe that the ultimate success of our plan to improve our internal control over financial reporting will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others who are charged with implementing and carrying out our plan.

         This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

Changes in Internal Control over Financial Reporting

         We are in the process of correcting the internal control deficiencies through ongoing remediation efforts. However, these efforts individually and in the aggregate were insufficient to fully eliminate the weakness that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

Replacement of Chief Financial Officer

         Effective as of October 8, 2007, we entered into an engagement agreement ("Agreement") with ANG Group, Inc. ("ANG"), pursuant to which, in consideration for a monthly fee of $4,000, ANG was to provide us with certain services (the "Services"), including making available to us Daniel Norensberg (or another individual acceptable to us in our sole discretion) to serve as our Chief Financial Officer.

         We believe that, between October 8, 2007 and February 29, 2008, Mr. Norensberg did not adequately provide the Services. Further, despite numerous attempts to contact Mr. Norensberg, we have not heard from him since approximately March 1, 2008. In addition, ANG did not provide us with any potential candidates to replace Mr. Norensberg. This has caused us material hardship in connection with, among other things, (a) our ability to prepare and timely file this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2008, and (b) our ability to timely evaluate and report on the effectiveness of our disclosure controls and procedures in accordance with Section 404 of the Sarbanes Oxley Act of 2002. As a result, we replaced Mr. Norensberg with Carlos
D. Carrillo as of March 24, 2008, and have terminated the Agreement, effective as of such date.

Consolidation of Financial Statements of White Knight Management, LLC

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

         Property management Fees were $31,019 for the year ended December 31, 2006. As of December 31, 2006, White Knight had retained amounts of rent in excess of expenses paid on our behalf totaling $171,767. We wrote off such amounts due from White Knight, as we determined the amounts were not collectible.

         Effective July 1, 2006, we discontinued our arrangement with White Knight and assumed all responsibilities for the management of our Properties. Therefore, there were no property management fees for the fiscal year ended December 31, 2007.

         As of January 1, 2007, we have consolidated our financial statements with White Knight. In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), an interpretation of Accounting Research Bulletin No. 51, a variable-interest entity ("VIE") is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

         Our board of directors consists of only one class. Currently, we have three directors and two executive officers. We may appoint and elect additional directors and hire additional officers in the near future. Our directors typically serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. We also have provided a brief description of the business experience of our directors and executive officers during the past five years.

         Name                   Age    Offices Held
         ----                   ---    ------------
         David Mladen           51     President, Chief Executive Officer and
                                       Director (principal executive officer)
         Carlos D. Carrillo     41     Chief Financial Officer (principal
                                       financial and accounting officer)
         Vera Mladen            50     Director
         Fedele Adduci          37     Director

David Mladen. Mr. Mladen has been our President and Chief Executive Officer, and a director of ours, since September 29, 2005. He is our sole officer and director. Mr. Mladen has been President of Eternal Enterprises, Inc., a real estate investing company, since 1997. Mr. Mladen has no additional directorships with reporting companies.

Carlos D. Carrillo. Mr. Carrillo was named as our Chief Financial Officer, effective as of March 24, 2008. Mr. Carrillo has been a shareholder of Carrillo CPA PC since September 25, 2005, where he provides general accounting services to various companies. Prior to founding Carrillo CPA PC, Mr. Carrillo served as an accountant with the firm of Marden, Harrison & Kreuter CPAs in White Plains, NY, commencing in 2000. Mr. Carrillo, a licensed CPA, received a BBA from Iona College, located in New Rochelle, NY in 1993.

Vera Mladen. Mrs. Mladen has been a director of ours since October 18, 2007. She is the spouse of David Mladen, our President and Chief Executive Officer and a director of ours. Mrs. Mladen is our office manager and has been the office manager of Eternal Enterprises, Inc. since 1997. Mrs. Mladen is a veteran of over 25 years in the management of real estate with her husband, helping manage residential and commercial properties.

Fedele Adduci. Mr. Adduci has been a director of ours since October 18, 2007. He is the son-in-law of David Mladen, our President and Chief Executive Officer and a director of ours. Mr. Adduci is our Field Manager. Mr. Adduci has worked for various companies owned by Mr. Mladen since 2002. Mr. Adduci is a graduate of Queen's College in New York.

Significant Employees

         We have no employees who are not executive officers, but who are expected to make a significant contributions to the Company's business. Two of our employees, Goran Mladen and Gorica Mladen, are the children of David Mladen, our majority shareholder, officer and director.

Family Relationships

         Vera Mladen, a director of ours, is the spouse of David Mladen, our President and Chief Executive Officer and a director of ours. Fedele Adduci is the son-in-law of David Mladen and Vera Mladen.

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

         o David Mladen did not file a Form 5 within forty-five (45) days after the end of fiscal 2007 to report changes in his beneficial ownership.

         o Neither Vera Mladen nor Fedele Adduci filed Form 3s to report their appointment as directors of ours.

         o Carlos D. Carrillo did not file a Form 3 to report his appointment as our Chief Financial Officer.

Code of Ethics

         We have not yet adopted a code of ethics policy. We intend to adopt a code of ethics policy in the future.

ITEM 10.   EXECUTIVE COMPENSATION.

Executive Compensation Table

         The following table discloses, for the fiscal years ended December 31, 2007, 2006 and 2005, certain compensation paid to our named executive officers, being (i) David Mladen, who was appointed as our President and Chief Executive Officer, and a director of ours, as of September 29, 2005, (ii) Daniel Norensberg, who was appointed as our Chief Financial Officer on October 18, 2007, and (iii) Max Colclasure, our former President, who resigned as of September 28, 2005. No other officer of ours earned more than $100,000 in annual compensation during the fiscal year ended December 31, 2007.

                                        SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------

Name and Principal   Year   Salary    Bonus   Stock   Option  Non-Equity  Nonqualified  All Other       Total
-------------------  ----   ------    -----   ------  ------  ----------  ------------- ----------      -----
Position                     ($)       ($)    Awards  Awards  Incentive     Deferred    Compensation      ($)
--------                     ---       ---    ------  ------  ----------    ---------   ------------      ---
                                                ($)    ($)      Plan      Compensation  Compensation
                                                ---    ---      ----      ------------  ------------
                                                             Compensation   Earnings        ($)
                                                             ------------   --------        ---
                                                                 ($)          ($)
                                                                 ---          ---
-----------------------------------------------------------------------------------------------------------------
David Mladen         2007  $     0     $0       $0      $0        $0           $0       $     0        $     0
President, Chief     2006  $31,200     $0       $0      $0        $0           $0       $12,000(1)     $43,200
Executive Officer    2005  $26,000     $15,000  $0      $0        $0           $0       $10,000        $51,000
and Director

-----------------------------------------------------------------------------------------------------------------
Daniel Norensberg    2007  $    0      $0       $0      $0        $0           $0       $     0        $     0
(2)
-----------------------------------------------------------------------------------------------------------------
Max Colclasure
President, Chief     2005  $7,200      $0       $0      $0        $0           $0       $     0        $7,200
Executive Officer
and Director
-----------------------------------------------------------------------------------------------------------------

____________________

         (1) In fiscal 2006, we provided rent-free apartments to Mr. Mladen and one of his family members in one of our Properties. As a result, we charged Mr. Mladen with a compensation expense in the aggregate amount of $12,000. In fiscal 2007, we reduced the LP Note payable to Mr. Mladen in an aggregate amount of $6,000, which was the fair value of an apartment he was provided with in one of our Properties.

         (2) Daniel Norensberg was removed as our Chief Financial Officer as of March 24, 2008.

Outstanding Equity Awards at Fiscal Year-End

         We have no outstanding equity awards as of the fiscal year ended December 31, 2007.

Compensation of Directors

         There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

         Except as follows, through December 31, 2007, there were no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of ours which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the company or any subsidiary, any change in control, or a change in the person's responsibilities following a change in control:

Employment Agreement with David Mladen

         On October 18, 2007, we entered into an Employment Agreement (the "Employment Agreement") with David Mladen, our Chief Executive Officer and President and a director of ours. The initial term of the Employment Agreement is two (2) years, with automatic extensions of one additional calendar year every October 18th, unless either party has provided notice before such extension date that it does not wish to extend the Employment Agreement. Under the Employment Agreement, we will pay Mr. Mladen an annual salary of $120,000.00 and Mr. Mladen may from time to time receive cash incentive compensation as determined by our Board of Directors in its sole discretion. We will also reimburse Mr. Mladen for all reasonable expenses incurred by him in the performance of his duties under the Employment Agreement. Pursuant to the Employment Agreement, Mr. Mladen may be included in any stock incentive or stock compensation plan we adopt as our Board of Directors determines from time to time. Mr. Mladen will also be entitled to and will be included in any employee welfare and retirement plan of ours generally available to its employees and/or officers. For additional information, reference is made to the Employment Agreement, which is included as Exhibit 10.4, which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

         The following table sets forth information regarding the beneficial ownership of our Common Stock as of the date hereof, by (i) each person known by us to be the beneficial owner of more than 5% of our Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of our Common Stock that may be acquired by an individual or group within sixty (60) days of the date hereof, pursuant to the exercise of options or warrants, or conversion of convertible securities, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 44,061,537 shares of Common Stock outstanding as of the date hereof.

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

 ------------------------------------------------------------------------------

                      Name And                      Amount And
                      --------                      ----------
                     Address Of                      Nature Of
                     ----------                      ---------
                     Beneficial                     Beneficial      Percent Of
                     ----------                     ----------      ----------
                       Owner                         Ownership        Class
                       -----                         ---------        -----
  ------------------------------------------------------------------------------
  David Mladen
  President, Chief Executive Officer and            45,108,731 (1)    99.2%
  Director (principal executive officer)

  ------------------------------------------------------------------------------
  Carlos D. Carrillo
  Chief Financial Officer (principal financial               0          *
  and accounting officer)

  ------------------------------------------------------------------------------
  Vera Mladen                                       45,108,731 (2)    99.2%
  Director

  ------------------------------------------------------------------------------
  Fedele Adduci                                              0          *
  Director

  ------------------------------------------------------------------------------
  All Executive Officers
  and Directors as a                                45,108,731 (1)    99.2%
  Group (4 persons)

  ------------------------------------------------------------------------------
  ____________________

* Denotes less than 1%

         (1) Includes: (i) 30,000,000 shares of Common Stock currently held by Blue Rose Trust Fund, a trust controlled by David Mladen, (ii) 13,676,262 shares of Common Stock currently held by Mr. Mladen, (iii) 1,430,000 shares of Common

Stock Mr. Mladen would receive upon the conversion of shares of Series A Preferred Stock he currently holds; and (iii) 2,469 shares of our Common Stock held by Excellency Investment Realty Trust I, LP, a company controlled by Mr. Mladen.

         (2) Vera Mladen is deemed to beneficially own (i) 30,000,000 shares of Common Stock currently held by Blue Rose Trust Fund, a trust controlled by her husband David Mladen, (ii) 13,676,262 shares of Common Stock currently held by Mr. Mladen, (iii) 1,430,000 shares of Common Stock Mr. Mladen would receive upon the conversion of shares of Series A Preferred Stock he currently holds; and
(iii) 2,469 shares of our Common Stock held by Excellency Investment Realty Trust I, LP, a company controlled by Mr. Mladen.

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

         For the year ended December 31, 2006, we paid Mr. Mladen a total of $170,797 of interest due under his portion of the LP Notes. For the year ended December 31, 2007, we paid Mr. Mladen a total of $317,135 of principal and $158,608 of interest due under his portion of the LP Notes. As of December 31, 2007 and 2006, the total amount due under the LP Notes was $2,292,871 and $2,610,006, respectively.

         Property Management

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

         Property management Fees were $31,019 for the year ended December 31, 2006. As of December 31, 2006, White Knight had retained amounts of rent in excess of expenses paid on our behalf totaling $171,767. We wrote off such amounts due from White Knight, as we determined the amounts were not collectible.

         Effective July 1, 2006, we discontinued our arrangement with White Knight and assumed all responsibilities for the management of our Properties. Therefore, there were no property management fees for the fiscal year ended December 31, 2007.

         As of January 1, 2007, we have consolidated our financial statements with White Knight. In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities"

("FIN 46R"), an interpretation of Accounting Research Bulletin No. 51, a variable-interest entity ("VIE") is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.

Director Independence

         Our Common Stock is currently approved for quotation on the Over-the-Counter Bulletin Board maintained by the FINRA under the symbol "EIVR." None of the directors currently on our board of would qualify as independent directors under the rules of the American Stock Exchange, the New York Stock Exchange, or The Nasdaq Stock Market because they all (i) currently own a significant percentage of our shares, and/or (ii) are currently employed by us, and/or (iii) have been actively involved in our management, and/or (iv) otherwise fall into one or more of the enumerated categories of people who cannot be considered independent directors.

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

    10.4 Form of Contribution Agreement (filed as Exhibit 10.1 to our amended Current Report on Form 8-K/A, dated November 4, 2005 and incorporated by reference) **

    10.5 Form of Limited Partnership Agreement (filed as Exhibit 10.2 to our amended Current Report on Form 8-K/A, dated November 4, 2005 and incorporated herein by reference)**

    10.6 Investment Agreement, dated as of August 29, 2006, by and between Gift Liquidators, Inc. and Dutchess Private Equities Fund, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed August 31, 2006 and incorporated herein by reference)**

    10.7 Registration Rights Agreement, dated as of August 29, 2006, by and between Gift Liquidators, Inc. and Dutchess Private Equities Fund, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed August 31, 2006 and incorporated herein by reference)**

    16.1 Letter from M. Thomas Buxton III, CPA, P.C. to the SEC, dated March 11, 2006 (filed as Exhibit 16.1 to our Current Report on Form 8-K, filed March 14, 2006 and incorporated herein by reference)**

    16.2 Letter from Carlin, Charron & Rosen, LLP to the SEC, dated June 30, 2006 (filed as Exhibit 16.1 to our Current Report on Form 8-K, filed June 30, 2006 and incorporated herein by reference)**

    31.1 Certification of principal executive officer pursuant to Section 13a-14(a)*

    31.2 Certification of principal financial and accounting officer pursuant to Section 13a-14(a)*

    32.1        Certification of principal executive officer pursuant to Section
                1350*

    32.2 Certification of principal financial and accounting officer pursuant to Section 1350*

____________________

* Filed herewith.
** Incorporated by reference as indicated.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

         Weinberg & Company, P.A. reported on the consolidated financial statements included in our Annual Reports for fiscal 2007 and 2006.

         Aggregate fees rendered for the years ended December 31, 2007 and 2006 were as follows:

                                             2007             2006
                                             ----             ----
Audit Fees                                 $105,162         $155,034
Other Audit Related Fees                         --            8,000
Tax Fees                                         --               --
Other Fees                                       --               --
                                           --------         --------
                             Total Fees:   $105,162         $163,034
                                           ========         ========

         Our Board of Directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Weinberg & Company, P.A. during fiscal 2007 and 2006 were pre-approved pursuant to the procedures outlined above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EXCELLENCY INVESTMENT REALTY TRUST, INC.

     Dated: May 29, 2008           By:  /s/  David Mladen
                                        ----------------------------------------
                                        David Mladen
                                        President, Chief Executive Officer and
                                        Authorized Representative




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                               Title                   Date
       ---------                               -----                   ----


/s/ David Mladen                                                    May 29, 2008
-----------------------
    David Mladen         President, Chief Executive Officer
                         and sole Director (Principal Executive
                         Officer)

/s/ Carlos Carrillo                                                 May 29, 2008
-----------------------
    Carlos Carrillo      Interim Chief Financial Officer
                         (Principal Financial and Accounting
                         Officer)

/s/ Vera Mladen
-----------------------                                             May 29, 2008
    Vera Mladen          Director

/s/ Fedele Adduci
-----------------------                                             May 29, 2008
    Fedele Adduci        Director

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

    10.4 Form of Contribution Agreement (filed as Exhibit 10.1 to our amended Current Report on Form 8-K/A, dated November 4, 2005 and incorporated by reference) **

    10.5 Form of Limited Partnership Agreement (filed as Exhibit 10.2 to our amended Current Report on Form 8-K/A, dated November 4, 2005 and incorporated herein by reference)**

    10.6 Investment Agreement, dated as of August 29, 2006, by and between Gift Liquidators, Inc. and Dutchess Private Equities Fund, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed August 31, 2006 and incorporated herein by reference)**

    10.7 Registration Rights Agreement, dated as of August 29, 2006, by and between Gift Liquidators, Inc. and Dutchess Private Equities Fund, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed August 31, 2006 and incorporated herein by reference)**

    16.1 Letter from M. Thomas Buxton III, CPA, P.C. to the SEC, dated March 11, 2006 (filed as Exhibit 16.1 to our Current Report on Form 8-K, filed March 14, 2006 and incorporated herein by reference)**

    16.2 Letter from Carlin, Charron & Rosen, LLP to the SEC, dated June 30, 2006 (filed as Exhibit 16.1 to our Current Report on Form 8-K, filed June 30, 2006 and incorporated herein by reference)**

    31.1 Certification of principal executive officer pursuant to Section 13a-14(a)*

    31.2 Certification of principal financial and accounting officer pursuant to Section 13a-14(a)*

    32.1        Certification of principal executive officer pursuant to Section
                1350*

    32.2 Certification of principal financial and accounting officer pursuant to Section 1350*

____________________

* Filed herewith.
** Incorporated by reference as indicated.