Form 10-Q
period 2008-03-31
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2008-06-20
CIK 1286218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: March 31, 2008
                                         ---------------------------------------

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to ______________

          Commission file number:       000-50675
                                        ----------------------------------------


                    EXCELLENCY INVESTMENT REALTY TRUST, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Maryland                                  20-8635424
--------------------------------------       -----------------------------------
   (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)


        245 Park Avenue, 39th Floor
                New York, NY                                10167
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                (Zip Code)


                                 (212) 792-4040
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |_| No |X|

     As of June 18, 2008, the issuer had 43,761,537 shares of Common Stock issued and outstanding.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:

          Large accelerated filer |_|       Accelerated filer |_|

          Non-accelerated filer |_|         Smaller reporting company |X|

                          QUARTERLY REPORT ON FORM 10-Q
          OF EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                       FOR THE PERIOD ENDED MARCH 31, 2008

                                      TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements.......................................................      3
               Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and
                  December 31, 2007...................................................      3
               Consolidated Statements of Operations for the Three Months Ended
                  March 31, 2008 and 2007 (Unaudited).................................      4
               Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2008 and 2007 (Unaudited).................................      5
               Consolidated Statement of Changes in Stockholders' Deficit for the
                  Three Months Ended March 31, 2008 (Unaudited).......................      6
               Notes to Consolidated Financial Statements (Unaudited).................      7
Item 2.    Management's Discussion and Analysis of Financial Condition and Results
            of Operations.............................................................     16
Item 3     Quantitative and Qualitative Disclosures About Market Risk.................     29
Item 4T.   Controls and Procedures....................................................     29

PART II  - OTHER INFORMATION

Item 1.    Legal Proceedings..........................................................     30
Item 1A.   Risk Factors...............................................................     30
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds................     30
Item 3.    Defaults Upon Senior Securities............................................     30
Item 4.    Submission of Matters to a Vote of Security Holders........................     30
Item 5.    Other Information..........................................................     30
Item 6.    Exhibits...................................................................     31

Signatures............................................................................     32

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                              As of March 31, 2008
                           And as of December 31, 2007

                                  ASSETS
                                                                                                March 31, 2008    December 31, 2007
                                                                                                 (Unaudited)
Real Estate
  Land                                                                                           $    811,402      $    811,402
  Building and improvements                                                                         5,227,119         5,227,119
                                                                                                 ------------      ------------
                                                                                                    6,038,521         6,038,521
Less: accumulated depreciation                                                                      1,352,912         1,318,167
                                                                                                 ------------      ------------
                                                                                                    4,685,609         4,720,354

Cash and cash equivalents                                                                             106,934           241,550
Accounts receivable-tenants, net of allowance of $126,102 and
 $81,733 as of March 31, 2008 and December 31, 2007, respectively                                      51,369            39,317
Deferred financing costs, net of accumulated amortization of
 $32,202 and $28,624 as of March 31, 2008 and December 31, 2007, respectively                         145,319           148,897
Escrow account                                                                                         49,071            84,109
Other assets                                                                                            9,852            11,137
                                                                                                 ------------      ------------
      TOTAL ASSETS                                                                               $  5,048,154      $  5,245,364
                                                                                                 ============      ============


                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Mortgage notes payable                                                                           $  7,981,498      $  8,011,007
Promissory notes payable-related parties                                                            2,169,153         2,292,871
Security deposits                                                                                     129,152           135,151
Accounts payable and accrued expenses                                                                 375,952           356,248
Contingent Liability                                                                                4,071,921         4,071,921
                                                                                                 ------------      ------------
      TOTAL LIABILITIES                                                                            14,727,676        14,867,198
                                                                                                 ------------      ------------


STOCKHOLDERS' DEFICIT:


Preferred stock, $0.001 par value, 1,000,000 shares authorized;
 Series A Convertible Preferred Stock, par value $0.01, 10,000 shares authorized, 10,000
     issued and outstanding. Aggregate liquidation preference of $9,100 ($0.91 per share)                 100               100
 Series B Preferred Stock, par value $0.01, 20,000
     shares authorized, 0 shares issued and outstanding                                                     -                 -
 Common stock, par value $0.01, 200,000,000 shares authorized, 43,761,537 issued and
     outstanding as of March 31, 2008 and December 31, 2007, respectively                             437,615           437,615
Treasury stock, at cost- 34,168 shares                                                                (34,168)          (34,168)
Additional paid-in capital                                                                          2,065,321         2,063,821
Accumulated deficit                                                                               (12,148,390)      (12,089,202)
                                                                                                 ------------      ------------
   TOTAL STOCKHOLDERS' DEFICIT                                                                     (9,679,522)       (9,621,834)
                                                                                                 ------------      ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                   $  5,048,154      $  5,245,364
                                                                                                 ============      ============



                    See accompanying notes to consolidated financial statements.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                  (Unaudited)

                                                                                Three Months Ended      Three Months Ended
                                                                                  March 31, 2008          March 31, 2007



                                                                                   (Unaudited)             (Unaudited)
Rental revenue                                                                    $    519,793            $    395,805

Operating expenses:
  Property operating costs                                                             282,290                 265,833
  General and administrative                                                           106,032                 171,998
  Depreciation and amortization                                                         38,323                  38,323

Total operating expenses                                                               426,645                 476,154

Operating income (loss)                                                                 93,148                 (80,349)

Non-operating expenses and income:
  Interest expense                                                                    (152,642)               (159,257)
  Other income                                                                             307                  10,168
  Realized loss from sales of trading securities                                             -                (168,748)
                                                                                  ------------            ------------

Total non-operating expenses                                                          (152,335)               (317,837)

  Net loss                                                                        $    (59,187)           $   (398,186)


Loss per share -- basic and diluted                                               $      (0.00)           $      (0.01)

Weighted average common shares outstanding basic and diluted                        43,761,537              43,658,259



         See accompanying notes to consolidated financial statements.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS PERIODS
                          ENDED MARCH 31, 2008 AND 2007
                                   (Unaudited)

                                                                                       Three Months            Three Months
                                                                                          Ended                   Ended
                                                                                      March 31, 2008          March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                             $   (59,187)             $  (398,186)
Adjustments to reconcile net loss to net
  provided by(used in) operating activities:                                               1,500                        -
  Compensation Expense                                                                         -                  168,748
  Loss on sale of trading securities
  Depreciation and amortization                                                           38,323                   38,221
  Provision for doubtful accounts                                                         44,369                    9,717

Changes in Operating Assets and Liabilities:
  Accounts receivable-tenants                                                            (56,421)                 (13,555)

  Escrow accounts                                                                         35,039                   42,193
  Other assets                                                                             1,284                   48,580
  Security deposits                                                                       (5,999)                 (11,782)
  Accounts payable and accrued expenses                                                   19,704                   19,397

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     18,612                  (96,667)


CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of trading securities                                                                 -                 (117,134)


  NET CASH USED IN INVESTING ACTIVITIES                                                        -                 (117,134)

CASH FLOWS FROM FINANCING ACTIVITIES

  Repayments of promissory notes payable related parties                                (123,719)                 (31,425)
  Repayment of mortgage notes payable                                                    (29,509)                 (27,900)


  NET CASH USED IN FINANCING ACTIVITIES                                                 (153,228)                 (59,325)

DECREASE IN CASH                                                                        (134,616)                (273,126)
CASH- BEGINNING OF YEAR                                                                  241,550                1,070,493

CASH-END OF YEAR                                                                     $   106,934              $   797,367


Cash paid during the period for interest                                             $   147,169              $   159,257
Cash paid during the period for taxes                                                          -                        -


NON-CASH TRANSACTIONS

Conversion of preferred stock into common stock                                                -                    1,460

         See accompanying notes to consolidated financial statements.

                                    EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                           (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                     FOR THE PERIODS OF DECEMBER 31, 2006 TO MARCH 31, 2008
                                                           (Unaudited)

                                                                                                                         Additional
                                     Preferred Stock-Series A   Preferred Stock-Series C         Common Stock             Paid-in
                                        Shares     Amount          Shares      Amount        Shares        Amount         Capital
                                        ------     ------          ------      ------        ------        ------         -------
Balance as of December 31, 2006          11,000    $ 110                       $     -     43,618,537    $   436,185    $ 1,835,359


FIN 46 Consolidation                          -        -                 -           -              -              -        229,882
Conversion of preferred stock            (1,000)     (10)                -           -        143,000          1,430         (1,420)
Issuance of common stock                      -        -                 -           -     30,000,000        300,000              -
Rescission of common stock issued             -        -                 -           -    (30,000,000)      (300,000)             -
Net loss                                      -        -                 -           -              -              -              -
                                        -------    -----           -------     -------   ------------    -----------    -----------
Balance as of December 31, 2007          10,000    $ 100                 -     $     -     43,761,537    $   437,615    $ 2,063,821


Compensation Expense                          -        -                 -           -              -              -          1,500
Net loss                                      -        -                 -           -              -              -              -
                                        -------    -----           -------     -------   ------------    -----------    -----------
Balance as of March 31, 2008             10,000    $ 100                 -     $     -     43,761,537    $   437,615    $ 2,065,321
                                        =======    =====           =======     =======   ============    ===========    ===========






                                          Accumulated     Treasury Stock
                                            Deficit       Shares at Cost        Total
                                            -------       --------------        -----

Balance as of December 31, 2006            (8,130,173)          (34,168)     (5,892,687)

FIN 46 Consolidation                                -                 -         229,882
Conversion of preferred stock                       -                 -               -
Issuance of common stock                            -          (300,000)              -
Rescission of common stock issued                   -           300,000               -
Net loss                                   (3,959,030)                -      (3,959,030)
                                         ------------         ---------     -----------
Balance as of December 31, 2007          $(12,089,203)        $ (34,168)    $(9,621,835)


Compensation Expense                                -                 -           1,500
Net loss                                      (59,187)                -         (59,187)
                                         ------------         ---------     -----------
Balance as of March 31, 2008             $(12,148,390)        $ (34,168)    $(9,679,522)
                                         ============         =========     ===========




         See accompanying notes to consolidated financial statements.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

Unaudited Consolidated Financial Statements
-------------------------------------------

The March 31, 2008 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This quarterly report on Form 10-Q should be read in conjunction with Annual Report on Form 10-KSB for Excellency Investment Realty Trust, Inc. ("Excellency" and "the Company") for the year ended December 31, 2007. The December 31, 2007 consolidated balance sheet is derived from the audited balance sheet included therein.

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

Pursuant to the Split-Off Agreement, on December 20, 2002, all of the assets, liabilities and operations were transferred to Laid Back, except for gift liquidation inventory valued at $400,019, which was retained by the Company. In addition, all employees of the Company became employees of Laid Back. Since the Company had no employees, it entered into an Administrative Services Agreement with Laid Back, dated December 20, 2002 (the "Administrative Services Agreement"), to share administrative functions and personnel. The administrative services, for which the Company reimbursed Laid Back, included sales, marketing, accounting and customer service. In addition, the Company entered into a Tax Sharing Agreement with Laid Back, dated December 20, 2002 (the "Tax Sharing Agreement"), pursuant to which the Company shared certain tax responsibilities with Laid Back.

During the third quarter of 2005, the Company's management determined that it would no longer pursue its interests in the gift liquidation business.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


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


FIN 46R, which amended FIN 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. White Knight Management, LLC is now considered a VIE and the Company its primary beneficiary both as of March 31, 2008 and December 31, 2007. The Company has determined that restatement and evaluation of the consolidation of White Knight Management was not necessary as of March 31, 2007 due to immateriality.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


NOTE 2 - BASIS OF PRESENTATION AND CHANGES IN OR NEW ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through March 31, 2008. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The accompanying consolidated financial statements include accounts of White Knight Management, LLC. in which the Company has a controlling financial interest with the exception of comparative March 31, 2007 information as management has determined the effect to be immaterial. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest. The Company has determined that White Knight Management, LLC is a VIE and that the Company is the primary beneficiary as of March 31, 2008 and December 31, 2007.

Going Concern
-------------

The Company has suffered recurring losses from operations. During the three months ended March 31, 2008, the Company had a net loss of ($59,187) and has a net accumulated deficit of $12,148,390 as of March 31, 2008, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable - Tenants
-----------------------------

Tenant receivables are reported net of an allowance for doubtful accounts. Management's estimate of the allowance is based on historical collection experience and a review of the current status of specific tenant accounts receivable. The Company fully reserves for moved-out balances. After a six month period, the Company charges-off the moved out balances for the previous six months against accounts receivable. As of March 31, 2008, and December 31, 2007, the Company has recorded an allowance for doubtful accounts of $126,102 and $81,733, respectively.

Reclassification of Prior Periods
---------------------------------

Certain accounts and balances related to prior periods have been changed to reflect current period presentation.

Contingent Liabilities
----------------------

The Company has previously accounted for registration rights agreements as a separate freestanding instrument and accounted for liquidated damages provision as a derivative liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," Emerging Issue Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock," and EITF 05-04, "The Effect of a Liquidating Damages Clause in a Free Standing Financial Instrument Subject to EITF 00-19." Accordingly the liability was recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded as other non operating income or expenses.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


NOTE 2 - BASIS OF PRESENTATION AND CHANGES IN OR NEW ACCOUNTING POLICIES (continued)

As of January 1,2007, the Company adopted EITF 00-19-2 which called for registration rights agreement penalties to be assessed pursuant to FASB Statement Number 5. After determining loss was probable, the Company, with the assistance of a valuation expert, assessed the probability of an effective registration statement and determined that based upon a probability analysis the contingent liability was $4,071,921 as of December 31, 2007. The Company had not anticipated an effective registration by March 31, 2008, and therefore the amount is unchanged at March 31, 2008.

Loss Per Common Share
---------------------

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock and treasury shares were not included in the computation of diluted loss per share because would have diluted earnings per share that had a basic earnings per share of 0.00.

For the three month period ended March 31, 2008 and 2007, common stock equivalents of 1,573,000 and 1,573,000, respectively, were not included in the calculation of diluted loss per share as their effect would further dilute earnings per share that had a basic earnings per share of 0.00.

Recent Accounting Pronouncements and Interpretations
----------------------------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurement," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measure on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In December 2006, the FASB issue Staff Position ("FSP")EITF-00-19-2, "Accounting for Registration Payment Arrangement." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." The guidance was effective for fiscal years beginning December 15, 2006. We have adopted this pronouncement and reflected the change in our previously classified derivative accordingly.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115." FAS 159 became effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on the consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations, and SFAS No.160, "Non-Controlling Interest in Consolidated Financial Statements." SFAS No.141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No.141R and SFAS No.160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No.141R or SFAS No.160.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


NOTE 2 - BASIS OF PRESENTATION AND CHANGES IN OR NEW ACCOUNTING POLICIES (continued)

The implementation of the above pronouncements is not expected to have a material effect on the Company's consolidated financial statements or disclosures.

NOTE 3 - NOTES PAYABLE

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

As of March 31, 2008, and December 31, 2007, the LP Notes payable were $2,169,153 and 2,292,871, respectively.

Mortgage Notes Payable
----------------------

On December 27, 2005, the Company borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp. ("Astoria"), in connection with the refinancing of the Properties, evidenced by eight notes payable (the "Mortgage Notes"). The initial interest rate on the Mortgage Note of 5.625% will remain in effect for eighty four (84) months. Thereafter, the Mortgage Notes bear interest at a rate equal to the five (5) year "Fixed Rate Advance" as determined by the Federal Home Bank of New York, plus two and one half percent (2.5%), rounded to the nearest one-eighth of one percent (0.125%) and the interest rate will be adjusted every sixty (60) months. The loans are repayable in monthly installments of principal and interest (which total $47,343), due on the first day of each month, commencing February 1, 2006. The principal and interest payments are based on a 360 month amortization. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be due.

The Mortgage Notes are collateralized by each respective Property. David Mladen, the Company's majority stockholder and an officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. The Company incurred approximately $178,000 of deferred financing costs related to these loans, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense was $3,578 and $3,578 for the three months ended March 31, 2008 and 2007, respectively.

The following sets forth the amounts outstanding on each of the Notes as of March 31, 2008, and the initial required monthly principal and interest payments:

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


NOTE 3 - NOTES PAYABLE (continued)


                                                  Mortgage Note       Initial Monthly Principal
              Location of Property                   Amount             and Interest Payment
------------------------------------------------------------------------------------------------

270 Laurel Street, Hartford, CT                    $1,941,026                 $   11,513
117-145 S. Marsha Street, Hartford, CT              1,389,774                      8,243
154-160A Collins Street, Hartford, CT               1,265,549                      7,506
243 &255 Laurel Street, Hartford, CT                1,094,739                      6,496
21 Evergreen Avenue, Hartford, CT                     683,241                      4,052
360 Laurel Street, Hartford, CT                       574,543                      3,407
252 Laurel Street, Hartford CT                        566,780                      3,363
56 Webster Street, Hartford, CT                       465,846                      2,763

------------------------------------------------------------------------------------------------
Total                                              $7,981,498                 $   47,343
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

Principal payment maturities on the mortgage outstanding at March 31, 2008 are:

            Fiscal Year         Amount
          -------------------------------------

               2008                 91,053
               2009                127,521
               2010                134,881
               2011                142,667
               2012                150,903
            Thereafter           7,334,473
          -------------------------------------
            Total               $7,981,498
          =====================================

NOTE 4 - ESCROW ACCOUNT

As of March 31, 2008, and December 31, 2007, the Company maintained an escrow account with Astoria Federal Mortgage Corp. in the amount of $49,070 and $84,109 for the payment of real estate taxes and property insurance.

NOTE 5 - INVESTMENTS IN TRADING SECURITIES

The Company's investments are comprised of equity securities of publicly traded companies. During 2007, the Company sold its investments for a realized loss of $168,748. As of March 31, 2008, the Company no longer held any investments.

Between July, 2006, and September, 2006, the Company purchased an aggregate of 4,969 shares of its common stock in the open market, through a brokerage account held in the name of Excellency Investment Realty Trust I, L.P., a limited partnership which is owned (i) 81% by the Company, and (ii) 19%, collectively, by David Mladen, the Company's majority shareholder and sole officer and director, and his son, daughter-in-law, daughter, and son-in-law. For accounting purposes, these purchases were treated as treasury stock of which 2,500 of the purchased shares were resold in the open market. The purchase price of these shares was between $8.16 and $24.44, and the selling price per share was between

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


NOTE 5 - INVESTMENTS IN TRADING SECURITIES (continued)

$11.66 and $24.26, or an average aggregate sales price of $17.44. The difference between the purchased price and the sales price of $16,359 was recorded as additional paid in capital in the accompanying consolidated financial statements. The Company paid $34,168 or $13.83 per share for these 2,469 shares of stock, and has recorded the acquisition of these shares as treasury stock shares at cost in the accompanying consolidated financial statements. As of March 31, 2008, 2,469 shares of the Company's common stock are held in the Company's brokerage account. The Company plans to hold and not sell the Treasury Stock.

NOTE 6 - RELATED PARTY TRANSACTIONS

Property Management
-------------------

Until June 30, 2006, the Company's properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (i) 99.8% by Goran Mladen, the son of David Mladen, the Company's majority shareholder and sole officer and director, and (ii) 0.2% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement between White Knight and the Company, according to which White Knight collected the rents for all eight of the Company's properties and paid the Company's operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of the rent revenues of the Company. For the three months ended March 31, 2007, the Company did not incur any management fees. The Company did not incur any management fees in the three months ended March 31, 2008.

In 2006, White Knight retained amounts of rent in excess of expenses paid (including management fees) on behalf of the Company totaling $171,767. The Company has written off such amounts due from White Knight as it has determined the amounts are not collectible. As of December 31, 2007, White Knight did not hold any rents.

As of January 1, 2007, the Company has consolidated its financial statements with White Knight Management, LLC. In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), an Interpretation of Accounting Research Bulletin No. 51, a VIE is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.

Goran Mladen and Gorica Mladen are employees of Eternal Enterprise, Inc., a company which is owned 100%, in the aggregate, by limited partnerships that are 81% owned by the Company. Gorica Mladen owns 0.2% of such limited partnerships.

Rent-Free Apartments
--------------------

The Company provided a rent-free apartment to David Mladen, its majority shareholder and an officer and director. As a result, the Company has recorded compensation expense to David Mladen in the aggregate amount of $1,500, which was the fair value of apartment rental.

NOTE 7 - STOCKHOLDERS' DEFICIT

Liquidated Damages
------------------

In connection with David Mladen's purchase of 11,000 shares of the Company's Series A Preferred Stock (the "Series A Preferred Stock"), the Company entered into a Registration Rights Agreement with Mr. Mladen (the "Registration Rights Agreement"), pursuant to which the Company agreed to prepare and, on or prior to the sixtieth (60th) day following the date of such purchase, file with the Securities and Exchange Commission ("SEC"), a Resale Registration Statement on Form SB-2 (the "Resale Registration Statement"), to register all of the shares of the Company's Common Stock underlying the Series A Preferred Stock (the "Conversion Shares"). Further, pursuant to the Registration Rights Agreement,

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

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

On October 24, 2006, the Resale Registration Statement had still not been filed. At that time, Mr. Mladen agreed to waive an additional $720,000 in liquidated damages, for the period between July 1, 2006, and October 31, 2006, in consideration for 43,500 shares of the Company's Series C Preferred Stock.

As of December 31, 2006, $720,000 of these liquidated damages have been issued as preferred stock and subsequently converted to common stock.

On November 29, 2006, the Company filed a Registration Statement on Form SB-2 (the "Resale Registration Statement") with the Securities and Exchange Commission (the "Commission") to register (i) 5,000,000 shares of common stock issuable to Dutchess Private Equities Fund, LP ("Dutchess") in connection with an Investment Agreement between the Company and Dutchess and (ii) 1,573,000 shares of Common Stock issuable upon conversion of shares of the Company's Series A Convertible Preferred Stock held by David Mladen, the Company's sole officer, director and Majority shareholder.

On February 2, 2007, the Company filed a request to withdraw the Registration Statement with the Commission. Mr. Mladen had agreed to waive the liquidated damages which were due to him through March 31, 2007, but as a result of the withdrawal of the Registration Statement the contingent liability increased to $4,071,921 as of December 31, 2007.

The Company had adopted View C of EITF 05-4, "Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classified as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and
(ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements.

Previously under View C of EITF 05-4, (i) registration rights with these characteristics were accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative were classified as equity instruments.

The Company has adopted EITF 00-19-2 and as a result no longer classifies these registration rights as a derivative instrument. Due to the probable loss, the Company, with the help of a valuation specialist, determined the likely settlement to be $4,071,921 at December 31, 2007. The analysis assumed an effective registration would not be achieved by March 31, 2008, and as a result the contingent liability remains unchanged.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


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

As of March 31, 2008, and December 31, 2007, 10,000 shares of the Company's Series A Preferred Stock were issued and outstanding, and held by David Mladen, the Company's majority shareholder and an officer and director.

NOTE 8 - CONTINGENCY

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

ITEM 1A.   RISK FACTORS.

         We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with the Notes to the Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-KSB for the year ended December 31, 2007 (the "Annual Report"). In addition to historical information, this discussion contains statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes," "estimates," "expects," and "anticipates" and other similar expressions that are predictions of, or indicate future events and trends, and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of ours to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

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

         Through our subsidiaries, we own eight residential real estate Properties, consisting of an aggregate of 273 apartment units, and comprising a total of approximately 221,839 square feet, all of which are leased to residential tenants. Each of the Properties is located in the metropolitan Hartford area of Connecticut.

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

Consolidation with White Knight Management, LLC

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

         As of December 31, 2007, we have consolidated our financial statements with White Knight. In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), an interpretation of Accounting Research Bulletin No. 51, a variable-interest entity ("VIE") is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.

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

         The following sets forth certain material terms of each of the Notes as of March 31, 2008:

  -----------------------------------------------------------------------------
                                                 Mortgage Note        Monthly
                                                     Amount          Principal
                                                 (as of March           and
                                                    31, 2007)         Interest
  Location of Property                                                Payment
  -----------------------------------------------------------------------------
  154-160A Collins Street, Hartford, CT           $ 1,265,549        $  7,506
  -----------------------------------------------------------------------------
  21 Evergreen Avenue, Hartford, CT               $   683,241        $  4,052
  -----------------------------------------------------------------------------
  243 & 255 Laurel Street, Hartford, CT           $ 1,094,739        $  6,496
  -----------------------------------------------------------------------------
  252 Laurel Street, Hartford CT                  $   566,780        $  3,363
  -----------------------------------------------------------------------------
  270 Laurel Street, Hartford, CT                 $ 1,941,026        $ 11,513
  -----------------------------------------------------------------------------
  360 Laurel Street, Hartford, CT                 $   574,543        $  3,407
  -----------------------------------------------------------------------------
  117-145 S. Marshall Street, Hartford, CT        $ 1,389,774        $  8,243
  -----------------------------------------------------------------------------
  56 Webster Street, Hartford, CT                 $   465,846        $  2,763
  ---------------------------------------------===============-----============
        Total:                                    $ 7,981,498        $ 47,343
  ---------------------------------------------===============-----============

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

Repayment of Promissory Notes Payable - Related Party

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

         For the three-month period ended March 31, 2008, we paid Mr. Mladen a total of $123,719 of principal and $34,652 of Interest due under his portion of the LP Notes. As of March 31, 2008, the total amount due under the LP Notes was $2,169,153.

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

         The Resale Registration Statement was filed on November 29, 2006. However, on February 2, 2007, we filed a request to withdraw the Registration Statement with the Commission. Mr. Mladen had agreed to waive the liquidated damages which were due to him through March 31, 2007, but as a result of the withdrawal of the Registration Statement the contingent liability increased to $4,071,921 as of December 31, 2007.

         We had adopted View C of EITF 05-4 "Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, we classified as liability instruments the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements.

         Previously, under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments.

         We have adopted EITF 00-19-2 and as a result no longer classify these registration rights as a derivative instrument. With the help of a valuation specialist, we determined the likely settlement to be $4,071,921 as of December 31, 2007. The analysis assumed an effective registration would not be achieved by March 31, 2008 and as a result the contingent liability remains unchanged.

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

Results of Operations

         As of March 31, 2008 and 2007 we owned interests in 8 Properties. Details on the Properties are as follows:

---------------------------------------------------------------
                                                 Occupancy
                                                 Rate as of
                                                 March 31,
Location                     Number of Units       2008
---------------------------------------------------------------
154-160A Collins Street         41 units           97%
Hartford, CT
---------------------------------------------------------------
21 Evergreen Avenue             24 units           96%
Hartford, CT
---------------------------------------------------------------
243 & 255 Laurel Street         34 units           97%
Hartford, CT
---------------------------------------------------------------
252 Laurel Street               18 units           94%
Hartford, CT
---------------------------------------------------------------
270 Laurel Street               77 units           95%
Hartford, CT
---------------------------------------------------------------
360 Laurel Street               18 units           90%
Hartford, CT
---------------------------------------------------------------
117-145 S. Marshall Street      42 units           98%
Hartford, CT
---------------------------------------------------------------
56 Webster Street               16 units           95%
Hartford, CT
---------------------------------------------------------------

Comparison Of Operations For The Three-Months Ended March 31, 2008 To The Three-Months Ended March 31, 2007

         The following summarizes changes in our operations for the three-month periods ended March 31, 2008 and 2007. We had a net loss of $59,187 for the three-month period ended March 31, 2008, compared to a net loss of $398,186 for the three-month period ended March 31, 2007. The primary reasons for this reduction in our net loss were an increase of $123,988 in rental revenue, the discontinuance of our practice of trading equity securities of publicly traded companies (which resulted in a loss of $168,748 in the first quarter of fiscal
2007), and a decrease of $65,966 in general and administrative expenses.

Rental Revenue

         Revenues increased $123,988, from $395,805 to $519,793, or approximately 31.3%, in the three-month period ended March 31, 2008, compared to the same period in the prior year. This increase was primarily related to a combination of higher occupancy rates and higher rents at our Properties.

Property Operating Costs

         Property operating costs increased $16,457, from $265,833 to $282,290, or approximately 6.2%, in the first quarter of 2008 as compared to the first quarter of 2007. The increase was primarily related to increases in utility costs, including the price of oil.

General and Administrative

         General and administrative expense decreased $65,966, from $171,998 in the three-month period ended March 31, 2007, to $106,032 in the three-month period ended March 31, 2008, or approximately 38.4%. The amount decreased primarily due to a decrease in professional fees we incurred in first quarter of fiscal 2007, as compared to the first three months of the prior year.

Depreciation And Amortization

         Depreciation and amortization expense in the three-month period ended March 31, 2008 remained relatively steady at $38,323, as compared to $38,221 in the first quarter of fiscal 2007.

Realized Loss from Sales of Trading Securities

         In the three-month period ended March 31, 2007, we had a realized loss on sales of trading securities of $168,748. During fiscal 2007, we discontinued our practice of trading equity securities of publicly traded companies. Therefore we did not have a similar loss in the first quarter of fiscal 2008.

Liquidity and Capital Resources

         As of March 31, 2008, our cash and cash equivalents were $106,934. This represents a decrease of $134,616 from the beginning of our fiscal year. All cash and cash equivalents are held in money market or checking accounts.

         We have suffered recurring losses from operations. As of March 31, 2008, we had a net stockholders' deficit of $9,679,522. We expect that the rental income we receive from tenants of our Properties will be our primary source of funds going forward. In order to acquire additional apartment properties, and, if necessary, to fund our operations, we may determine to take out additional loans from financial institutions or raise funds from one or a combination of debt offerings and equity offerings. Management plans to manage cash flows carefully. However, we have no assurance that sufficient cash flow will be generated in the future to meet our operating requirements. This raises substantial doubt about our ability to continue as a going concern.

Uses of Capital

Net Cash From Operations
------------------------

         During the first quarter of fiscal 2008, $18,612 was provided by operations, compared to $96,667 used in operations during the first three months of fiscal 2007. The primary reason for this change was a $338,999 reduction in our net loss for the three-month period ended March 31, 2008, as compared to the same period in the previous year.

Net Cash From Investing Activities
----------------------------------

         During the three-month period ended March 31, 2008, no cash was provided by or used in investing activities, compared to $117,134 used in investing activities during the first quarter of 2007. The reason for this change was our discontinuance of our practice of trading equity securities of publicly traded companies.

Net Cash From Financing Activities
----------------------------------

         During the first quarter of fiscal 2008, we used $153,228 in financing activities, compared to $59,325 used in financing activities during the three-month period ended March 31, 2007. The primary reason for this difference was due to the paydown of the promissory notes payable to David Mladen, our majority stockholder, officer and director, in the amount of $123,719.

Critical Accounting Policies

Principles of Consolidation
---------------------------

         The consolidated financial statements found in Part I, Item 1 of this report include the accounts of Excellency Investment Realty Trust, Inc. and its controlled subsidiaries comprised of certain Limited Partnerships, and Eternal Enterprise, Inc. The historical financial statements as presented, reflect the operations of Eternal as a result of the Reverse Merger. We record minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through March 31, 2008. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

         The consolidated financial statements found in Part I, Item 1 of this report include accounts of White Knight Management, LLC, in which we have a controlling financial interest, with the exception of comparative March 31, 2007 information as management has determined the effect to be immaterial. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest. We have determined that White Knight Management, LLC is a VIE and that we are the primary beneficiary as of March 31, 2008 and December 31, 2007.

Going Concern
-------------

         We have suffered recurring losses from operations. During the year ended December 31, 2007, we had a net loss of $537,911 and net cash used in operations of $73,990, and as of March 31, 2008 we have a net stockholders' deficit of $9,679,522, all of which raise substantial doubt about our ability to continue as a going concern. Management plans to raise capital through any combination of debt and equity financing. However, we have no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the consolidated financial statements found in Part I, Item 1 of this report have been prepared assuming that we will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable - Tenants
-----------------------------

         Tenant receivables are reported net of an allowance for doubtful accounts. Management's estimate of the allowance is based on historical collection experience and a review of the current status of specific tenant accounts receivable. We fully reserve for moved-out balances. After a six month period, we charge-off the moved out balances for the previous six months against accounts receivable. As of March 31, 2008 and December 31, 2007 we had recorded an allowance for doubtful accounts of $126,102 and $81,733, respectively.

Reclassification of Prior Periods
---------------------------------

Certain accounts and balances related to prior periods have been changed to reflect current period presentation.

Contingent Liabilities
----------------------

         We have previously accounted for the registration rights agreements as a separate freestanding instrument and accounted for the liquidated damages provision as a derivative liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," Emerging Issue Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock," and EITF 05-04, "The Effect of a Liquidating Damages Clause in a Free Standing Financial Instrument Subject to EITF 00-19." Accordingly the liability was recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded as other non-operating income or expenses.

         As of January 1, 2007, we adopted EITF 00-19-2 which called for registration rights agreement penalties to be assessed pursuant to FASB statement number 5. After determining loss was probable we, with the assistance of a valuation expert, assessed the probability of an effective registration statements and determined that based upon a probability analysis the contingent liability was $4,071,921 as of December 31, 2007. We had not anticipated an effective registration by March 31, 2008 and therefore the amount is unchanged at March 31, 2008.

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

         For the three months period ended March 31, 2008 and 2007, common stock equivalents of 1,573,000 and 1,573,000 respectively, were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

Contractual Obligations and Commercial Commitments

         Our contractual obligations, as of March 31, 2008, were as follows:

----------------------------------------------------------------------------------------------------------------
                                             Payments Due By Period
----------------------------------------------------------------------------------------------------------------
                                                Less than                                           More than
Contractual obligations          Total           1 year          2-3 years           4-5 years       5 years
----------------------------------------------------------------------------------------------------------------
   Mortgages                  $ 7,981,498       $ 91,053       $    262,402        $   293,570    $ 7,334,473
----------------------------------------------------------------------------------------------------------------
   Promissory Notes           $ 2,169,153             --       $  2,169,153                 --             --
----------------------------------------------------------------------------------------------------------------
Total                         $10,150,651       $ 91,053       $  2,431,555        $   293,570    $ 7,334,473
----------------------------------------------------------------------------------------------------------------

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

         In December 2006, the FASB issue Staff Position ("FSP") EITF-00-19-2, "Accounting for Registration Payment Arrangement." This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issue as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies." The guidance was effective for fiscal years beginning December 15, 2006. We have adopted this pronouncement and reflected the change in our previously classified derivative accordingly.

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

         In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No.160, non-controlling Interest in Consolidation Financial Statements. SFAS No.141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be report as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No.141(R) and SFAS No.160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No.141(R) or SFAS No.160.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.   CONTROLS AND PROCEDURES.

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

         As of October 8, 2007, we hired Daniel Norensberg as our Chief Financial Officer. One of his main responsibilities was to help us analyze our disclosure controls and procedures and recommend and implement improvements to ensure the integrity of our financial information and systems and compliance with all applicable securities laws, including, reporting requirements under the Exchange Act. We believe that between October 8, 2007 and February 29, 2008, Mr. Norensberg did not adequately serve as our Chief Financial Officer. In addition, despite numerous attempts to contact Mr. Norensberg, we have not heard from him since approximately March 1, 2008. This has caused us material hardship in connection with, among other things, (a) our ability to prepare and timely file our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the "Annual Report"), (b) our ability to prepare and timely file this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 ("Quarterly Report"), and (c) our ability to timely evaluate and report on the effectiveness of our disclosure controls and procedures in accordance with Section 404 of the Sarbanes Oxley Act of 2002. We replaced Mr. Norensberg with Carlos D. Carrillo as our Chief Financial Officer, as of March 24, 2008. However, Mr. Carrillo has limited experience with SEC disclosure principles and practices.

         Our acting Chief Financial Officer under the direction of the Chief Executive Officer evaluated our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of March 31, 2008. Within the 45-day period prior to the filing of that period's report, the acting Chief Financial Officer concluded that the controls as they existed were ineffective to ensure the information we disclosed by under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. This conclusion was based upon significant deficiencies that were previously identified and remain uncured.

         Our management has performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to all the balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report and this Quarterly Report, to ensure that these reports, and the financial statements forming a part thereof, are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

         In our Annual Report we included management's assessment that we had a number of material or significant deficiencies in our internal controls. We have not yet been able to implement changes to address these deficiencies.

         There have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this Quarterly Report.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

         During the three-month period ended March 31, 2008, and subsequent period through the date hereof, we were not a party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours, or owner of record of more than 5% of our Common Stock is a party adverse to us, or has a material interest adverse to us in any legal proceeding.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In the three-month period ended March 31, 2008, and subsequent period through the date hereof, we did not issue any unregistered securities, except as follows:

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

         During the three-month period ended March 31, 2008, and subsequent period through the date hereof, we did not default upon any senior securities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders during the three-month period ended March 31, 2008, or subsequent period through the date hereof, except that:

ITEM 5.    OTHER INFORMATION.

         There was no information we were required to disclose in a report on Form 8-K during the three-month period ended March 31, 2008, or subsequent period through the date hereof, that we did not report.

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



                                     EXCELLENCY INVESTMENT REALTY TRUST, INC.


 Dated: June 20, 2008                By:   /s/ David Mladen
                                           -------------------------------------
                                           David Mladen
                                           President and Chief Executive Officer
                                           (principal executive officer)



 Dated: June 20, 2008                By:   /s/ Carlos D. Carrillo
                                           -------------------------------------
                                           Carlos D. Carrillo
                                           Chief Financial Officer
                                           (principal financial and accounting
                                           officer)