Form 10-Q
period 2008-06-30
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2008-08-14
CIK 1286218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


(Mark One)

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: June 30, 2008
                                                --------------------------------

                                       OR

        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______________ to ______________

                Commission file number: 000-50675
                                        ----------------------------------------


                    EXCELLENCY INVESTMENT REALTY TRUST, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             Maryland                                      20-8635424
-----------------------------------          -----------------------------------
  (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                     Identification No.)


     245 Park Avenue, 39th Floor
             New York, NY                                     10167
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |_| No |X|

         As of August 14, 2008, the issuer had 43,761,537 shares of Common Stock issued and outstanding.

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:

            Large accelerated filer |_|       Accelerated filer |_|

            Non-accelerated filer |_|         Smaller reporting company |X|

                                   QUARTERLY REPORT ON FORM 10-Q
                   OF EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                FOR THE PERIOD ENDED JUNE 30, 2008


                                         TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----

PART I     -  FINANCIAL INFORMATION

Item 1.       Financial Statements..........................................................      1
                  Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and
                     December 31, 2007......................................................      1
                  Consolidated Statements of Operations for the Three and Six Months
                     Ended June 30, 2008 and 2007 (Unaudited)...............................      2
                  Consolidated Statements of Cash Flows for the Six Months Ended June,
                     2008 and 2007 (Unaudited)..............................................      3
                  Consolidated Statement of Changes in Stockholders' Deficit for the Six
                     Months Ended June 30, 2008 (Unaudited).................................      4
                  Notes to Consolidated Financial Statements (Unaudited)....................      5
Item 2.       Management's Discussion and Analysis of Financial Condition and Results
               of Operations................................................................     13
Item 3        Quantitative and Qualitative Disclosures About Market Risk....................     28
Item 4T.      Controls and Procedures.......................................................     28

PART II    -  OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................     29
Item 1A.      Risk Factors..................................................................     29
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...................     29
Item 3.       Defaults Upon Senior Securities...............................................     29
Item 4.       Submission of Matters to a Vote of Security Holders...........................     29
Item 5.       Other Information.............................................................     29
Item 6.       Exhibits......................................................................     30

Signatures..................................................................................     31

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                                  EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                          (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                                                 CONSOLIDATED BALANCE SHEETS
                                                     As of June 30, 2008
                                                    and December 31, 2007

                                  ASSETS
                                                                                       June 30, 2008     December 31, 2007

                                                                                        (Unaudited)

Real Estate
  Land                                                                                  $    811,402        $    811,402
  Building and improvements                                                                5,227,119           5,227,119
                                                                                        ------------        ------------
                                                                                           6,038,521           6,038,521
Less: accumulated depreciation                                                             1,387,657           1,318,167
                                                                                        ------------        ------------
                                                                                           4,650,864           4,720,354


Cash and cash equivalents                                                                     55,202             241,551
Accounts receivable-tenants, net of allowance of $147,639 and
  $81,733 as of June 30, 2008 and December 31, 2007, respectively                             33,243              39,317
Deferred financing costs, net of accumulated amortization of
  $46,514 and $28,624 as of June 30, 2008 and December 31, 2007,
  respectively                                                                               141,741             148,897
Escrow account                                                                                97,760              84,109
Other assets                                                                                       -              11,136
                                                                                        ------------        ------------
     Total Assets                                                                       $  4,978,810        $  5,245,364
                                                                                        ============        ============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT


Mortgage notes payable                                                                 $   7,951,572        $  8,011,007
Promissory notes payable-related parties                                                   2,310,546           2,292,871
Security deposits                                                                            117,067             135,151
Accounts payable and accrued expenses                                                        266,943             356,249
Contingent Liability                                                                       4,071,921           4,071,921
                                                                                        ------------        ------------
     Total Liabilities                                                                    14,718,049          14,867,199
                                                                                        ------------        ------------


STOCKHOLDERS' DEFICIT:

Preferred stock, $0.001 par value, 1,000,000 shares authorized; Series A
  Convertible Preferred Stock, par value $0.01, 10,000 shares authorized,
  10,000 issued and outstanding.  Aggregate liquidation preference of
  $9,100 ($0.91 per share)                                                                       100                 100
Series B Preferred Stock, par value $0.01, 20,000 shares authorized, 0 shares
  issued and outstanding                                                                           -                   -
Common stock, par value $0.01, 200,000,000 shares authorized, 43,761,537 issued and outstanding as of June 30, 2008 and December 31, 2007,
 respectively                                                                                437,615             437,615
Treasury stock, at cost- 34,168 shares                                                       (34,168)            (34,168)
Additional paid-in capital                                                                 2,069,687           2,063,821
Accumulated  deficit                                                                     (12,212,473)        (12,089,203)
                                                                                        ------------        ------------
     Total Stockholders' Deficit                                                          (9,739,239)         (9,621,835)
                                                                                        ------------        ------------
     Total Liabilities And Stockholders' Deficit                                        $  4,978,810        $  5,245,364
                                                                                        ============        ============


                                 See accompanying notes to consolidated financial statements


                                        EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                               (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                                               (Unaudited)

                                                       Three Months         Three Months         Six Months         Six Months
                                                      Ended June 30,       Ended June 30,      Ended June 30,     Ended June 30,
                                                           2008                 2007               2008               2007
                                                           ----                 ----               ----               ----
                                                       (Unaudited)          (Unaudited)         (Unaudited)        (Unaudited)
Rental revenue                                         $    403,718         $    392,795        $    923,511       $    785,600

Operating expenses:
  Property operating costs                                  213,207              256,034             495,497            518,867
  General and administrative                                 66,198              265,970             172,230            437,968
  Depreciation and amortization                              38,323               38,323              76,646             76,646
                                                       ------------         ------------        ------------       ------------
     Total operating expenses                               317,728              560,327             744,373          1,033,481

Operating income (loss)                                      85,990             (167,532)            179,138           (247,881)

Non-operating expenses and income:
  Interest expense                                         (150,210)            (158,859)           (302,852)          (318,116)
  Other income                                                  137               12,532                 444             22,700
  Realized loss froms sales of trading securities                 -                    -                   -           (168,748)
  (Loss) on derivative instrument                                 -             (180,000)                  -           (180,000)
                                                       ------------         ------------        ------------       ------------
     Total non-operating expenses                          (150,073)            (326,327)           (302,408)          (644,164)
                                                       ------------         ------------        ------------       ------------

  Net (loss)                                                (64,083)            (493,859)           (123,270)          (892,045)
                                                       ============         ============        ============       ============

Loss per share -- basic and diluted                    $      (0.00)        $      (0.01)       $      (0.00)      $      (0.02)
                                                       ============         ============        ============       ============

Weighted average common shares outstanding basic
and diluted                                              43,761,537           55,959,339          43,761,537         49,842,780
                                                       ============         ============        ============       ============


                                 See accompanying notes to consolidated financial statements


                                  EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                          (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  FOR THE SIX MONTHS PERIODS
                                                 ENDED JUNE 30, 2008 AND 2007
                                                         (Unaudited)
                                                                                             Six Months          Six Months
                                                                                               Ended                Ended
                                                                                           June 30, 2008        June 30, 2007
                                                                                            (Unaudited)          (Unaudited)
                                                                                            -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                                    $  (123,270)         $  (892,045)

Adjustments to reconcile net loss to net cash used in operating activities:
  Loss on derivative                                                                                  -              180,000
  Compensation Expense                                                                            3,000                    -
  Loss on sale of trading securities                                                                                 168,748
  Depreciation & Amortization                                                                    76,646               76,646

Changes in Operating Assets and Liabilities:
  Accounts receivable-tenants                                                                     6,074              (22,004)
  Other assets                                                                                   (2,514)              46,708
  Accounts payable and accrued expenses                                                        (107,390)             227,594
  Notes payable due to accrued interest                                                          78,085                    -

                                                                                            -----------          -----------
     NET CASH (USED IN) OPERATING ACTIVITIES                                                    (69,369)            (214,353)
                                                                                            -----------          -----------


CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of trading securities                                                                        -             (117,134)

                                                                                            -----------          -----------
     NET CASH USED IN INVESTING ACTIVITIES                                                            -             (117,134)
                                                                                            -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Contributions from Shareholders                                                                   2,866                    -
Borrowings on related parties note                                                              155,798                    -
Principal payments on related parties notes                                                    (216,209)             (62,339)
Repayment of mortgage notes payable                                                             (59,435)             (56,192)

                                                                                            -----------          -----------
     NET CASH USED IN FINANCING ACTIVITIES                                                     (116,980)            (118,531)
                                                                                            -----------          -----------

DECREASE IN CASH                                                                               (186,349)            (450,018)
CASH- BEGINNING OF YEAR                                                                         241,551            1,070,493

                                                                                            -----------          -----------
CASH-END OF YEAR                                                                            $    55,202          $   620,475
                                                                                            ===========          ===========

Cash paid during the period for interest                                                    $   291,660          $   291,926
                                                                                            ===========          ===========
Cash paid during the period for taxes                                                                 -                    -


NON-CASH TRANSACTIONS
  Conversion of preferred stock into common stock                                                     -                1,460


                                 See accompanying notes to consolidated financial statements

                                     EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                                            (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                       FOR THE PERIODS OF DECEMBER 31, 2006 TO JUNE 30, 2008
                                                              (Unaudited)


                        Preferred Stock -               Common Stock         Additional   Accumulated     Treasury         Total
                           Series A                                           Paid-in       Deficit         Stock
                                                                              Capital                    Shares at
                                                                                                            Cost
                       Shares        Amount         Shares       Amount
Balance as of
December 31, 2006         11,000  $        110    43,618,537  $    436,185  $  1,835,359  $ (8,130,173)      (34,168)    (5,892,687)

FIN 46 Consolidation           -             -             -             -       229,882             -             -        229,882
Conversion of
preferred stock           (1,000)          (10)      143,000         1,430        (1,420)            -             -              -
Issuance of common
stock                          -             -    30,000,000       300,000             -             -      (300,000)             -
Rescission of
common stock issued            -             -   (30,000,000)     (300,000)            -             -       300,000              -
Net loss                       -             -             -             -             -    (3,959,030)            -     (3,959,030)
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------   ------------
Balance as of
December 31, 2007         10,000  $        100    43,761,537  $    437,615  $  2,063,821  $(12,089,203) $   (34,168)   $ (9,621,835)

Compensation
expense                        -             -             -             -         3,000             -             -          3,000
Capital
distributions                  -             -             -             -         2,866             -             -          2,866
Net loss                       -             -             -             -             -      (123,270)            -       (123,270)
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------   ------------
Balance as of
June 30, 2008             10,000  $        100    43,761,537  $    437,615  $  2,069,687  $(12,212,473) $    (34,168)  $ (9,739,239)
                    ============  ============  ============  ============  ============  ============  ============   ============



                                 See accompanying notes to consolidated financial statements

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007


NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

Unaudited Consolidated Financial Statements
-------------------------------------------

The June, 2008 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This quarterly report on Form 10-Q should be read in conjunction with Annual Report on Form 10-KSB for Excellency Investment Realty Trust, Inc. ("Excellency" and "the Company") for the year ended December 31, 2007. The December 31, 2007 consolidated balance sheet is derived from the audited balance sheet included therein.

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007


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

FIN 46R, which amended FIN 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. White Knight Management, LLC is now considered a VIE and the Company its primary beneficiary both as of June 30, 2008 and December 31, 2007. The Company has determined that restatement and evaluation of the consolidation of White Knight Management was not necessary as of June 30, 2007 due to immateriality.

NOTE 2 - BASIS OF PRESENTATION AND CHANGES IN OR NEW ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through June 30, 2008. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007


NOTE 2 - BASIS OF PRESENTATION AND CHANGES IN OR NEW ACCOUNTING POLICIES (Continued)

The accompanying consolidated financial statements include accounts of White Knight Management, LLC. in which the Company has a controlling financial interest with the exception of comparative June 30, 2007 information as management has determined the effect to be immaterial. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest. The Company has determined that White Knight Management, LLC is a VIE and that the Company is the primary beneficiary as of June 30, 2008 and June 30, 2007.

Going Concern
-------------

The Company has suffered recurring losses from operations. During the six months ended June 30, 2008, the Company had a net loss of ($123,270), net cash used in operations of $69,370 and has a net accumulated deficit of $12,212,473 as of June 30, 2008, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable - Tenants
-----------------------------

Tenant receivables are reported net of an allowance for doubtful accounts. Management's estimate of the allowance is based on historical collection experience and a review of the current status of specific tenant accounts receivable. The Company fully reserves for moved-out balances. After a six month period, the Company charges-off the moved out balances for the previous six months against accounts receivable. As of June 30, 2008, and December 31, 2007, the Company has recorded an allowance for doubtful accounts of $147,639 and $81,733, respectively.

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

As of January 1, 2007, the Company adopted EITF 00-19-2 which called for registration rights agreement penalties to be assessed pursuant to FASB Statement Number 5. After determining loss was probable, the Company, with the assistance of a valuation expert, assessed the probability of an effective registration statement and determined that based upon a probability analysis the contingent liability was $4,071,921 as of December 31, 2007. The Company had not anticipated an effective registration by June 30, 2008, and therefore the amount is unchanged at June 30, 2008.

Loss Per Common Share
---------------------

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock and treasury shares were not included in the computation of diluted loss per share because would have diluted earnings per share that had a basic earnings per share of $0.00.

For the six month period ended June 30, 2008 and 2007, common stock equivalents of 1,573,000 and 1,573,000, respectively, were not included in the calculation of diluted loss per share as their effect would further dilute earnings per share that had a basic earnings per share of $0.00.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007


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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007


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

As of June 30, 2008, and December 31,2007, the LP Notes payable were $2,310,546 and 2,292,871, respectively.

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

The Mortgage Notes are collateralized by each respective Property. David Mladen, the Company's majority stockholder and an officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. The Company incurred approximately $178,000 of deferred financing costs related to these loans, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense was $7,156 and $7,156 for the six months ended June 30, 2008 and 2007, respectively.

The following sets forth the amounts outstanding on each of the Notes as of June 30, 2008, and the initial required monthly principal and interest payments:

                                                              Initial Monthly
                                               Mortgage        Principal and
   Location of Property                       Note Amount     Interest Payment
  ---------------------------------------     -----------     ----------------
  270 Laurel Street, Hartford, CT             $ 1,933,748       $    11,513
  117-145 S. Marshal Street, Hartford, CT       1,384,564             8,243
  154-160A Collins Street, Hartford, CT         1,260,804             7,506
  243 &255 Laurel Street, Hartford, CT          1,090,634             6,496
  21 Evergreen Avenue, Hartford, CT               680,679             4,052
  360 Laurel Street, Hartford, CT                 572,389             3,407
  252 Laurel Street, Hartford CT                  564,655             3,363
  56 Webster Street, Hartford, CT                 464,100             2,763
  ---------------------------------------     -----------       -----------
  Total                                       $ 7,951,572       $    47,343
                                              ===========       ===========

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007


NOTE 3 - NOTES PAYABLE (Continued)

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

Principal payment maturities on the mortgage outstanding at June 30, 2008 are:


          Fiscal Year           Amount
          -----------         ----------
                 2008         $   91,053
                 2009            127,521
                 2010            134,881
                 2011            142,667
                 2012            150,903
           Thereafter          7,304,547
          -----------         ----------
                Total         $7,951,572
                              ==========

NOTE 4 - INVESTMENTS IN TRADING SECURITIES

The Company's investments are comprised of equity securities of publicly traded companies. During the 6 months ended June 30. 2007, the Company sold its investments for a realized loss of $168,748. As of June 30, 2008, the Company no longer held any investments.

Between July, 2006, and September, 2006, the Company purchased an aggregate of 4,969 shares of its common stock in the open market, through a brokerage account held in the name of Excellency Investment Realty Trust I, L.P., a limited partnership which is owned (i) 81% by the Company, and (ii) 19%, collectively, by David Mladen, the Company's majority shareholder and sole officer and director, and his son, daughter-in-law, daughter, and son-in-law. For accounting purposes, these purchases were treated as treasury stock of which 2,500 of the purchased shares were resold in the open market. The purchase price of these shares was between $8.16 and $24.44, and the selling price per share was between $11.66 and $24.26, or an average aggregate sales price of $17.44. The difference between the purchased price and the sales price of $16,359 was recorded as additional paid in capital in the accompanying consolidated financial statements. The Company paid $34,168 or $13.83 per share for these 2,469 shares of stock, and has recorded the acquisition of these shares as treasury stock shares at cost in the accompanying consolidated financial statements. As of June 30, 2008, 2,469 shares of the Company's common stock are held in the Company's brokerage account. The Company plans to hold and not sell the Treasury Stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

Property Management
-------------------

Until June 30, 2006, the Company's properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (i) 99.8% by Goran Mladen, the son of David Mladen, the Company's majority shareholder and sole officer and director, and (ii) 0.2% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement between White Knight and the Company, according to which White Knight collected the rents for all eight of the Company's properties and paid the Company's operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of the rent revenues of the Company. For the six months ended June 30, 2007, the Company did not incur any management fees. The Company did not incur any management fees in the six months ended June 30, 2008.

In 2006, White Knight retained amounts of rent in excess of expenses paid (including management fees) on behalf of the Company totaling $171,767. The Company has written off such amounts due from White Knight as it has determined the amounts are not collectible. As of December 31, 2007, White Knight did not hold any rents.

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007


NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

As of December 31, 2007, the Company has consolidated its financial statements with White Knight Management, LLC. In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), an Interpretation of Accounting Research Bulletin No. 51, a VIE is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns. Due to immateriality, given that White Knight is a small development stage company, the Company did not consolidate White Knight at June 30, 2007.

Goran Mladen and Gorica Mladen are employees of Eternal Enterprise, Inc., a company which is owned 100%, in the aggregate, by limited partnerships that are 81% owned by the Company. Gorica Mladen owns 0.2% of such limited partnerships.

Rent-Free Apartments
--------------------

The Company provided a rent-free apartment to David Mladen, its majority shareholder and an officer and director. As a result, the Company has recorded compensation expense to David Mladen in the aggregate amount of $3,000, for the six months ended June 30, 2008, which was the fair value of apartment rental.

NOTE 6 - STOCKHOLDERS' DEFICIT

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

            EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007


NOTE 6 - STOCKHOLDERS' DEFICIT (Continued)

On February 2, 2007, the Company filed a request to withdraw the Registration Statement with the Commission. Mr. Mladen had agreed to waive the liquidated damages which were due to him through June 30, 2007, but as a result of the withdrawal of the Registration Statement the contingent liability increased to $4,071,921 as of December 31, 2007.

The Company had adopted View C of EITF 05-4, "Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classified as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and
(ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreement.

Previously under View C of EITF 05-4, (i) registration rights with these characteristics were accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative were classified as equity instruments.

The Company has adopted EITF 00-19-2 and as a result no longer classifies these registration rights as a derivative instrument. Due to the probable loss, the Company, with the help of a valuation specialist, determined the likely settlement to be $4,071,921 at December 31, 2007. The analysis assumed an effective registration would not be achieved by June 30, 2008, and as a result the contingent liability remains unchanged.

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

         As of December 31, 2007, we have consolidated our financial statements with White Knight. In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), an interpretation of Accounting Research Bulletin No. 51, a variable-interest entity ("VIE") is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns. Due to immateriality, White Knight was not consolidated at June 30, 2007.

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

         The following sets forth certain material terms of each of the Notes as of June 30, 2008:

  -----------------------------------------------------------------------------
                                              Mortgage Note         Monthly
                                                 Amount            Principal
                                             (as of June 30,          and
                                                  2008)             Interest
  Location of Property                                              Payment
  -----------------------------------------------------------------------------
  154-160A Collins Street, Hartford, CT            $ 1,260,804         $  7,506
  -----------------------------------------------------------------------------
  21 Evergreen Avenue, Hartford, CT                $   680,679         $  4,052
  -----------------------------------------------------------------------------
  243 & 255 Laurel Street, Hartford, CT            $ 1,090,634         $  6,496
  -----------------------------------------------------------------------------
  252 Laurel Street, Hartford CT                   $   564,655         $  3,363
  -----------------------------------------------------------------------------
  270 Laurel Street, Hartford, CT                  $ 1,933,748         $ 11,513
  -----------------------------------------------------------------------------
  360 Laurel Street, Hartford, CT                  $   572,389         $  3,407
  -----------------------------------------------------------------------------
  117-145 S. Marshall Street, Hartford, CT         $ 1,384,564         $  8,243
  -----------------------------------------------------------------------------
  56 Webster Street, Hartford, CT                  $   464,100         $  2,763
  ------------------------------------------==================--===============
             Total:                                $ 7,951,572         $ 47,343
  ------------------------------------------==================--===============


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

         As of June 30, 2008, the total amount due under the LP Notes was $2,310,546.

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

         We have adopted EITF 00-19-2 and as a result no longer classify these registration rights as a derivative instrument. With the help of a valuation specialist, we determined the likely settlement to be $4,071,921 as of December 31, 2007. The analysis assumed an effective registration would not be achieved by June 30, 2008 and as a result the contingent liability remains unchanged.

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

Results of Operations

         As of June 30, 2008 and 2007 we owned interests in eight Properties. Details on the Properties are as follows:

--------------------------------------------------------------------------------
                                                  Occupancy         Occupancy
                                                  Rate as of        Rate as of
Location                    Number of Units     June 30, 2008     June 30, 2007
--------------------------------------------------------------------------------
154-160A Collins Street      41 units                 96%               95%
Hartford, CT
--------------------------------------------------------------------------------
21 Evergreen Avenue          24 units                 96%               98%
Hartford, CT
--------------------------------------------------------------------------------
243 & 255 Laurel Street      34 units                 93%               97%
Hartford, CT
--------------------------------------------------------------------------------
252 Laurel Street            18 units                 98%               95%
Hartford, CT
--------------------------------------------------------------------------------
270 Laurel Street            77 units                 95%               98%
Hartford, CT
--------------------------------------------------------------------------------
360 Laurel Street            18 units                 86%               85%
Hartford, CT
--------------------------------------------------------------------------------
117-145 S. Marshall Street   42 units                 92%               96%
Hartford, CT
--------------------------------------------------------------------------------
56 Webster Street            16 units                 95%               95%
Hartford, CT
-------------------------------------------------------------------------------

Comparison Of Operations For The Three Months Ended June 30, 2008 To The Three Months Ended June 30, 2007

         The following summarizes changes in our operations for the three-month periods ended June 30, 2008 and 2007. We had a net loss of $64,083 for the three-month period ended June 30, 2008, compared to a net loss of $493,859 for the three-month period ended June 30, 2007. One of the main reasons for this reduction was a decrease in our general and administrative expenses of $199,771. In addition, in the three-month period ended June 30, 2007, we incurred a loss on derivative instrument of $180,000. We did not have a similar loss in the comparable period of fiscal 2008.

Rental Revenue

         Revenues increased $10,923, to $403,718 from $392,795, or approximately 2.8%, in the three-month period ended June 30, 2008, compared to the same period in the prior year. This increase was primarily related to a combination of higher occupancy rates and higher rents at our Properties.

Property Operating Costs

         Property operating costs decreased $42,828, to $213,206 from $256,034, or approximately 16.7%, in the second quarter of 2008 as compared to the second quarter of 2007. The increase was primarily related to decreases in our utility costs.

General and Administrative

         General and administrative expense decreased $199,771, to $66,199 in the three-month period ended June 30, 2008, from $265,970 in the three-month period ended June 30, 2007, or approximately 75.1%. The amount decreased primarily due to a decrease in professional fees we incurred in the second quarter of fiscal 2007, as compared to the second quarter of the prior year.

Depreciation And Amortization

         Depreciation and amortization expense in the three-month period ended June 30, 2008 remained steady at $38,323, as compared to the second quarter of fiscal 2007.

Interest Expense

         Interest expense decreased $8,649, to $150,210 from $158,859, or approximately 5.4%, in the three-month period ended June 30, 2008, as compared to the second quarter of fiscal 2007. The reason for this decrease was primarily related to decreased interest on outstanding promissory notes.

Loss on Derivative Instrument

         In the three-month period ended June 30, 2007, we had a loss on derivative instrument of $180,000, resulting from our failure to satisfy certain registration requirements, as further described in the "Liquidated Damages" section above. We did not have a similar loss in the comparable period of fiscal 2008.

Comparison Of Operations For The Six Months Ended June 30, 2008 To The Six Months Ended June 30, 2007

         The following summarizes changes in our operations for the six-month periods ended June 30, 2008 and 2007. We had a net loss of $123,270 for the six-month period ended June 30, 2008, compared to a net loss of $892,045 for the six-month period ended June 30, 2007. One of the main reasons for this reduction in our net loss was an increase in our rental revenue of $137,911. In addition, general and administrative expenses decreased by of $265,738 compared to the comparable period in the prior year. Further, in the six-month period ended June 30, 2007, we incurred a loss on derivative instrument of $180,000 and a realized loss on sales of trading securities of $168,748. We did not have a similar losses in the comparable period of fiscal 2008.

Rental Revenue

         Revenues increased $137,911, to $923,511 from $785,600, or approximately 17.6%, in the six-month period ended June 30, 2008, compared to the same period in the prior year. This increase was primarily related to a combination of higher occupancy rates and higher rents at our Properties.

Property Operating Costs

         Property operating costs decreased $23,370, to $495,497 from $518,867, or approximately 4.5%, in the first half of 2008 as compared to the first half of 2007. The increase was primarily related to decreases in our utility costs.

General and Administrative

         General and administrative expense decreased $265,738, to $172,230 in the six-month period ended June 30, 2008, from $437,968 in the six-month period ended June 30, 2007, or approximately 60.7%. The amount decreased primarily due to a decrease in professional fees we incurred in the first half of fiscal 2008, as compared to the comparable period of the prior year.

Depreciation And Amortization

         Depreciation and amortization expense in the six-month period ended June 30, 2008 remained steady at $76,646, as compared to the same period in fiscal 2007.

Interest Expense

         Interest expense decreased $15,264, to $302,852 from $318,116, or approximately 4.8%, in the six-month period ended June 30, 2008, as compared to the six-month period ended June 30, 2007. The reason for this decrease was primarily related to decreased interest on outstanding promissory notes.

Loss on Derivative Instrument

         In the six-month period ended June 30, 2007, we had a loss on derivative instrument of $180,000, resulting from our failure to satisfy certain registration requirements, as further described in the "Liquidated Damages" section above. We did not have a similar loss in the comparable period of fiscal 2008.

Realized Loss from Sales of Trading Securities

         In the six-month period ended June 30, 2007, we had a realized loss on sales of trading securities of $168,748. During fiscal 2007, we discontinued our practice of trading equity securities of publicly traded companies. Therefore we did not have a similar loss in the comparable period of fiscal 2008.

Liquidity and Capital Resources

         As of June 30, 2008, our cash and cash equivalents were $55,202. This represents a decrease of $186,349 from the beginning of our fiscal year. All cash and cash equivalents are held in money market or checking accounts.

         We have suffered recurring losses from operations. As of June 30, 2008, we had a net stockholders' deficit of $9,739,239.

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

Uses of Capital

Net Cash From Operations
------------------------

         During the six months ended June 30, 2008, $69,370 was used in operations, compared to $214,353 used in operations during the first half of fiscal 2007. The main reasons for this change were a $768,772 reduction in our net loss for the six-month period ended June 30, 2008, as compared to the same period in the previous year, partially offset by a reduction of $334,981 in our accounts payable and accrued expenses for the period, combined with our loss on sale of trading securities of $168,748 in the first half of fiscal 2007, which was not repeated in the first half of fiscal 2008.

Net Cash From Investing Activities
----------------------------------

         During the six-month period ended June 30, 2008, no cash was provided by or used in investing activities, compared to $117,134 used in investing activities during the first quarter of 2007. The reason for this change, was our discontinuance of our practice of trading equity securities of publicly traded companies prior to fiscal 2008.

Net Cash From Financing Activities
----------------------------------

         During the first half of fiscal 2008, we used $116,979 in financing activities, compared to $118,531 used in financing activities during the six-month period ended June 30, 2007. The amounts remained relatively steady since we paid out approximately the same amounts on outstanding promissory notes.

Critical Accounting Policies

Principles of Consolidation
---------------------------

         The consolidated financial statements found in Part I, Item 1 of this report include the accounts of Excellency Investment Realty Trust, Inc. and its controlled subsidiaries comprised of certain Limited Partnerships, and Eternal Enterprise, Inc. The historical financial statements as presented, reflect the operations of Eternal as a result of the Reverse Merger. We record minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through June 30, 2008. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

         The consolidated financial statements found in Part I, Item 1 of this report include accounts of White Knight Management, LLC, in which we have a controlling financial interest, with the exception of comparative June 30, 2007 information as management has determined the effect to be immaterial. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest. We have determined that White Knight Management, LLC is a VIE and that we are the primary beneficiary as of June 30, 2008 and December 31, 2007.

Going Concern
-------------

         We have suffered recurring losses from operations. During the six month period ended June 30, 2008, we had a net loss of $123,270, net cash used in operations of $214,353, and a net accumulated deficit of $12,212,473, all of which raise substantial doubt about our ability to continue as a going concern. Management plans to raise capital through any combination of debt and equity financing. However, we have no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the consolidated financial statements found in Part I, Item 1 of this report have been prepared assuming that we will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable - Tenants
-----------------------------

         Tenant receivables are reported net of an allowance for doubtful accounts. Management's estimate of the allowance is based on historical collection experience and a review of the current status of specific tenant accounts receivable. We fully reserve for moved-out balances. After a six month period, we charge-off the moved out balances for the previous six months against accounts receivable. As of June 30, 2008 and December 31, 2007 we had recorded an allowance for doubtful accounts of $147,639 and $81,733, respectively.

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

         As of January 1, 2007, we adopted EITF 00-19-2 which called for registration rights agreement penalties to be assessed pursuant to FASB statement number 5. After determining loss was probable we, with the assistance of a valuation expert, assessed the probability of an effective registration statements and determined that based upon a probability analysis the contingent liability was $4,071,921 as of December 31, 2007. We had not anticipated an effective registration by June 30, 2008 and therefore the amount is unchanged at June 30, 2008.

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

         For the six-month period ended June 30, 2008 and 2007, common stock equivalents of 1,573,000 and 1,573,000 respectively, were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

Contractual Obligations and Commercial Commitments

         Our contractual obligations, as of June 30, 2008, were as follows:

-------------------------------------------------------------------------------------------------------------
                             Payments Due By Period
-------------------------------------------------------------------------------------------------------------
                                                 Less than                                        More than
Contractual obligations         Total             1 year        2-3 years        4-5 years         5 years
-------------------------------------------------------------------------------------------------------------
  Mortgages                  $ 7,951,572        $    61,127    $   262,402      $   293,570      $ 7,334,473
-------------------------------------------------------------------------------------------------------------
  Promissory Notes           $ 2,310,546                 --    $ 2,310,546               --               --
-------------------------------------------------------------------------------------------------------------
Total                        $10,262,118        $    61,127    $ 2,572,948      $    293,570     $ 7,334,473
------------------------------------------------------------------------------------------ ------------------

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

         As of October 8, 2007, we hired Daniel Norensberg as our Chief Financial Officer. One of his main responsibilities was to help us analyze our disclosure controls and procedures and recommend and implement improvements to ensure the integrity of our financial information and systems and compliance with all applicable securities laws, including, reporting requirements under the Exchange Act. We believe that between October 8, 2007 and February 29, 2008, Mr. Norensberg did not adequately serve as our Chief Financial Officer. In addition, despite numerous attempts to contact Mr. Norensberg, we have not heard from him since approximately March 1, 2008. This has caused us material hardship in connection with, among other things, (a) our ability to prepare and timely file our SEC periodic reports, and (b) our ability to timely evaluate and report on the effectiveness of our disclosure controls and procedures in accordance with
Section 404 of the Sarbanes Oxley Act of 2002. We replaced Mr. Norensberg with Carlos D. Carrillo as our Chief Financial Officer, as of March 24, 2008. However, Mr. Carrillo has limited experience with SEC disclosure principles and practices.

         During the process of preparing the Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures were not effective as of either December 31, 2007, or May 29, 2008, the date our Annual Report on Form 10-KSB was filed. In addition, our principal executive officer and principal financial officer cannot report that that our disclosure controls and procedures are effective as of the end of the period covered by this report.

         Our management has performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to all the balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in this report, to ensure that these reports, and the financial statements forming a part thereof, are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

         In our Annual Report on Form 10-KSB, we included management's assessment that we had a number of material or significant deficiencies in our internal controls. We have not yet been able to implement changes to address these deficiencies.

         There have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

         During the three-month period ended June 30, 2008, and subsequent period through the date hereof, we were not a party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours, or owner of record of more than 5% of our Common Stock is a party adverse to us, or has a material interest adverse to us in any legal proceeding.

ITEM 1A.    RISK FACTORS.

         We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In the three-month period ended June 30, 2008, and subsequent period through the date hereof, we did not issue any unregistered securities.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

         During the three-month period ended June 30, 2008, and subsequent period through the date hereof, we did not default upon any senior securities.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders during the three-month period ended June 30, 2008, or subsequent period through the date hereof, except that:

ITEM 5.     OTHER INFORMATION.

         There was no information we were required to disclose in a report on Form 8-K during the three-month period ended June 30, 2008, or subsequent period through the date hereof, that we did not report.

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



                                    EXCELLENCY INVESTMENT REALTY TRUST, INC.


Dated: August 14, 2008              By:   /s/ David Mladen
                                          --------------------------------------
                                          David Mladen
                                          President and Chief Executive Officer
                                          (principal executive officer)



Dated: August 14, 2008              By:   /s/ Carlos D. Carrillo
                                          --------------------------------------
                                          Carlos D. Carrillo
                                          Chief Financial Officer
                                          (principal financial and accounting
                                          officer)