Form 10-Q
period 2008-09-30
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2008-11-14
CIK 1286218

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File No. 000-50675

Excellency Investment Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-8635424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 39th Floor New York, New York	10167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 792-4040

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 14, 2008: 43,761,537 shares of common stock, with a par value of $0.01 per share.

i

PART I
Financial Information

Item 1.	Financial Statements.

As used herein, the term “Excellency” refers to Excellency Investment Realty Trust, Inc., a Maryland corporation, and its subsidiaries and predecessors unless otherwise indicated.  Unaudited, interim, condensed, consolidated financial statements including a balance sheet for Excellency as of the period September 30, 2008, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are set forth below in this report.

EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
CONSOLIDATED BALANCE SHEETS
As of  September 30, 2008 and December 31, 2007
(Unaudited)

	September 30,	December 31,
ASSETS	2008	2007

Real Estate
Land	$811,402	$811,402
Building and improvements	5,227,119	5,227,119
	6,038,521	6,038,521
Less: accumulated depreciation	1,422,402	1,318,167
	4,616,119	4,720,354

Cash and cash equivalents	62,511	241,551
Accounts receivable-tenants, net of allowance for doubtful accounts of $12,492 at 9/30/08 and $81,723 at 12/31/07	40,179	39,317
Deferred financing costs, net of accumulated amortization of of $14,312.at 9/30/08 and $28,624 at 12/31/07	142,578	148,897
Escrow account	37,974	84,109
Other assets	-	11,136
TOTAL ASSETS	$4,899,361	$5,245,364

LIABILITIES AND STOCKHOLDERS' DEFICIT

Mortgage notes payable	$7,921,223	$8,011,007
Promissory notes payable-related party	2,322,666	2,292,871
Security deposits	113,237	135,151
Line of credit	9,718	-
Accounts payable and accrued expenses	274,359	356,249
Contingent Liability	4,071,921	4,071,921
TOTAL LIABILITIES	14,713,124	14,867,199
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Preferred stock, $0.001 par value, 1,000,000 shares authorized;
Series A Convertible Preferred Stock, par value $0.01, 10,000 shares authorized, 10,000 issued and outstanding. Aggregate liquidation preference of $9,100 ($0.91 per share)	100	100
Series B Preferred Stock, par value $0.01, 20,000 shares authorized, 0 shares issued and outstanding -	-	-
Common stock, par value $0.01, 200,000,000 shares authorized, 44,061,537 issued and 43,761,537 outstanding	437,615	437,615
Treasury stock, at cost- 2,469 shares	(34,168)	(34,168)
Additional paid-in capital	2,073,801	2,063,821
Accumulated deficit	(12,291,111)	(12,089,203)
TOTAL STOCKHOLDERS’ DEFICIT	(9,813,763)	(9,621,835)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,899,361	$5,245,364

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER  30, 2008 AND 2007
(unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Rental revenue	$482,701	$397,195	$1,406,212	$1,182,795

Operating expenses:
Property operating costs	296,725	242,097	792,223	760,964
General and administrative	78,383	145,311	250,615	583,279
Depreciation and amortization	33,908	38,323	110,554	114,969
			-	-

Total operating expenses	409,016	425,731	1,153,392	1,459,212

Operating income	73,685	(28,536)	252,820	(276,417)

Non-operating expenses and income:
Interest expense	(152,415)	(158,459)	(455,267)	(476,575)
Other income	94	1,018	538	23,718
Realized gain (loss) from sales of trading securities	-	2,962	-	(165,786)
	-	-	-	-
(Loss)gain on derivative instrument	-	(540,000)	-	(720,000)
Total non-operating expenses	(152,321)	(694,479)	(454,729)	(1,338,643)

Net Income (loss)	(78,636)	(723,015)	(201,909)	(1,615,060)

Loss per share — basic and diluted	(0.00)	(0.01)	(0.00)	(0.03)

Weighted average common shares outstanding basic and diluted	43,761,537	73,761,537	43,761,537	57,903,314

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(unaudited)

	Preferred Stock-Series A Shares	Amount	Preferred Stock-Series C Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock Shares at Cost	Total
Balance at January 1, 2004	-	$-	-	$-	500	$1,000	$-	$1,631,262		$1,632,262
								-		-
								-		-
Net Income (loss)	-	-	-	-	-	-	-	(502,660)		(502,660)
Balance at January 1, 2005	-	$-	-	$-	500	$1,000	-	$1,128,602	$-	1,129,602
					-
Recapitalization	11,000	110	-	-	118,037	185	-	(5,203,100)	-	(5,202,805)
								-		-
Net loss								(1,660,639)	-	(1,660,639)
Balance ar December 31, 2005	11,000	110	-	-	118,537	1,185	-	(5,735,137)	-	(5,733,842)
							-
								-	-	-
Preferred stock issued	-	-	43,500	720,000	-				-	720,000
Conversion of preferred stock			(43,500)	(720,000)	43,500,000	435,000	285,000		-	-
Purchase of treasury stock	-	-	-	-	-	-	-	-	(61,420)	(61,420)
Proceeds from sale of treasury stock	-	-	-	-	-	-	16,359	-	27,252	43,611
Contributed capital		-		-		-	1,534,000	-		1,534,000
Net loss		-		-		-	-	(2,395,036)		(2,395,036)
Balance at December 31, 2006	11,000	$110	-	$-	43,618,537	$436,185	$1,835,359	$(8,130,173)	$(34,168)	$(5,892,687)

Balance at January 1, 2006	11,000	$110			43,618,537	$436,185	$1,835,359	$(8,130,173)	$(34,168)	$(5,892,687)

FIN 46 Consolidation							229,882			229,882
Conversion of preferred stock	(1,000)	(10)	-	-	143,000	1,430	(1,420)	-	-	-
Issuance of common stock					30,000,000	300,000			(300,000)
Common stock rescinded					(30,000,000)	(300,000)			300,000
Net loss	-	-	-	-	-	-	-	(3,959,029)	-	(3,959,029)
										-
Balance at December 31, 2007	10,000	$100	-	$-	$43,761,537	$437,615	$2,063,821	$(12,089,202)	$(34,168)	$(9,621,834)

Balance at January 1, 2008	10,000	$100			43,761,537	$437,615	$2,063,821	$(12,089,202)	$(34,168)	$(9,621,834)

Compensation Expense							4,500			4,500
Capital Contributed							5,480			5,480
Net (loss) income	-	-	-	-	-	-	-	(201,909)	-	(201,909)
										-
Balance at September 30, 2008	$10,000	$100	$-	$-	$43,761,537	$437,615	$2,073,801	$(12,291,111)	$(34,168)	$(9,813,763)

EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER  30, 2008 AND 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(201,909)	$(1,615,060)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Compensation Expense	4,500	-
Loss on sale of trading securities	-	165,786
Loss on derivative instrument	-	720,000
Depreciation and amortization	110,554	125,703

Changes in Operating Assets and Liabilities:
Accounts receivable-tenants	(862)	(30,527)
Escrow	46,134	50,274
Other assets	11,137	36,573
Security deposits	(21,914)	26,173
Accounts payable and accrued expenses	(81,890)	209,182

NET CASH USED IN OPERATING ACTIVITIES	(134,250)	(311,896)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of trading securities	-	(114,172)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(114,172)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings on related parties notes	180,929	24,500
Principal payments on related parties notes	(151,140)	(354,749)
Contributions from shareholders	5,480	-
Proceeds from line of credit	9,718	-
Repayment of mortgage notes payable	(89,777)	(84,884)

NET CASH (USED IN) FINANCING ACTIVITIES	(44,790)	(415,133)

DECREASE IN CASH	(179,040)	(841,201)
CASH- BEGINNING OF PERIOD	241,551	1,070,493

CASH-END OF PERIOD	$62,511	$229,292

Cash paid during the period during the period for interest	$455,267	$476,575

Cash paid during the period during the period for taxes	-	-

NON-CASH TRANSACTIONS

Conversion of preferred stock into common stock	-	1,460

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION
Unaudited Consolidated Financial Statements

The September, 2008 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This quarterly report on Form 10-Q should be read in conjunction with Annual Report on Form 10-KSB for Excellency Investment Realty Trust, Inc. ("Excellency" and "the Company") for the year ended December 31, 2007. The December 31, 2007 consolidated balance sheet is derived from the audited balance sheet included therein.

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

As of the Closing Date, the Company:

•	terminated its Administrative Services Agreement with Laid Back;

•	terminated its Tax Sharing Agreement with Laid Back; and

•	entered into an Asset Sale Agreement with Laid Back (the "Asset Sale Agreement").

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

FIN 46R, which amended FIN 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. White Knight Management, LLC is now considered a VIE and the Company its primary beneficiary both as of September 30, 2008 and 2007.

NOTE 2 - BASIS OF PRESENTATION AND CHANGES IN OR NEW ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through September 30, 2008. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The accompanying consolidated financial statements include accounts of White Knight Management, LLC. in which the Company has a controlling financial interest with the exception of comparative September 30, 2007 information as management has determined the effect to be immaterial. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest. The Company has determined that White Knight Management, LLC is a VIE and that the Company is the primary beneficiary as of September 30, 2008 and 2007.

Going Concern

The Company has suffered recurring losses from operations. During the nine months ended September 30, 2008, the Company had a net loss of ($201,909), net cash used in operations of $134,250 and has a net accumulated deficit of $12,291,111 as of September 30, 2008, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable - Tenants

Tenant receivables are reported net of an allowance for doubtful accounts. Management's estimate of the allowance is based on historical collection experience and a review of the current status of specific tenant accounts receivable. The Company reserves for fifty percent for tenants who have moved-out balances. After a six month period, the Company charges-off the moved out balances for the previous six months against accounts receivable. As of September 30, 2008, and December 31, 2007, the Company has recorded an allowance for doubtful accounts of $12,492 and $81,723, respectively.

Contingent Liabilities

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

As of January 1, 2007, the Company adopted EITF 00-19-2 which called for registration rights agreement penalties to be assessed pursuant to FASB Statement Number 5. After determining loss was probable, the Company, with the assistance of a valuation expert, assessed the probability of an effective registration statement and determined that based upon a probability analysis the contingent liability was $4,071,921 as of December 31, 2007. The Company had not anticipated an effective registration by September 30, 2008, and therefore the amount is unchanged at September 30, 2008.

Loss Per Common Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock and treasury shares were not included in the computation of diluted loss per share because that would have diluted earnings per share that had a basic earnings per share of $0.00, for the nine month period ended September 30, 2008.

For the nine month period ended September 30, 2008 and 2007, common stock equivalents of 1,573,000 and 1,573,000, respectively, were not included in the calculation of diluted loss per share as their effect would further dilute earnings per share that had a basic earnings per share of $0.00 and $0.03, respectively.

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

NOTE 3 - NOTES PAYABLE

Promissory Notes Payable - Related Parties

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

As of September 30, 2008, and December 31, 2007, the LP Notes payable were $2,322,666 and $2,292,871, respectively.

Mortgage Notes Payable

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

The Mortgage Notes are collateralized by each respective Property.  David Mladen, the Company's majority stockholder and an officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. The Company incurred approximately $178,000 of deferred financing costs related to these loans, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense, calculated using the effective interest method,  was $6,319 and $10,734 for the nine months ended September 30, 2008 and 2007, respectively.

The following sets forth the amounts outstanding on each of the Notes as of September 30, 2008, and the initial required monthly principal and interest payments:

Location of Property	Mortgage Note Amount	Initial Monthly Principal and Interest Payment
270 Laurel Street, Hartford, CT	$1,926,368	$11,513
117-145 S. Marshal Street, Hartford, CT	1,379,279	8,243
154-160A Collins Street, Hartford, CT	1,255,992	7,506
243 &255 Laurel Street, Hartford, CT	1,086,471	6,496
21 Evergreen Avenue, Hartford, CT	678,081	4,052
360 Laurel Street, Hartford, CT	570,205	3,407
252 Laurel Street, Hartford CT	562,499	3,363
56 Webster Street, Hartford, CT	462,328	2,763
Total	$7,921,223	$47,343

In connection with the refinancing described above, the Company defeased its existing mortgage with Credit Suisse First Boston Mortgage Capital, LLC. The Company incurred approximately $654,000 in costs associated with the defeasance. Additionally, the Company wrote-off the remaining deferred financing costs related to the mortgage totaling approximately $110,000. The remaining funds have been used to purchase all of the limited partnership interests of our subsidiary Limited Partnerships owned by Goran Mladen, the son of the Company's sole officer and director and majority stockholder, and for working capital purposes.

Principal payment maturities on the mortgage outstanding at September 30, 2008 are:

Fiscal Year	Amount
2008	$29,536
2009	121,185
2010	128,280
2011	135,791
2012	142,520
Thereafter	7,363,911
Total	$7,921,223

NOTE 4 - INVESTMENTS IN TRADING SECURITIES

The Company's investments are comprised of equity securities of publicly traded companies. During the nine months ended September 30, 2007, the Company sold its investments for a realized loss of $165,786.  As of September 30, 2008, the Company no longer held any investments.

Between July, 2006, and September, 2006, the Company purchased an aggregate of 4,969 shares of its common stock in the open market, through a brokerage account held in the name of Excellency Investment Realty Trust I, L.P., a limited partnership which is owned (i) 81% by the Company, and (ii) 19%, collectively, by David Mladen, the Company's majority shareholder and sole officer and director, and his son, daughter-in-law, daughter, and son-in-law. For accounting purposes, these purchases were treated as treasury stock of which 2,500 of the purchased shares were resold in the open market. The purchase price of these shares was between $8.16 and $24.44, and the selling price per share was between $11.66 and $24.26, or an average aggregate sales price of $17.44. The difference between the purchased price and the sales price of $16,359 was recorded as additional paid in capital in the accompanying consolidated financial statements. The Company paid $34,168 or $13.83 per share for these 2,469 shares of stock, and has recorded the acquisition of these shares as treasury stock shares at cost in the accompanying consolidated financial statements. As of September 30, 2008, 2,469 shares of the Company's common stock are held in the Company's brokerage account. The Company plans to hold and not sell the Treasury Stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

Property Management

Until June 30, 2006, the Company's properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (i) 99.8% by Goran Mladen, the son of David Mladen, the Company's majority shareholder and sole officer and director, and (ii) 0.2% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement between White Knight and the Company, according to which White Knight collected the rents for all eight of the Company's properties and paid the Company's operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of the rent revenues of the Company. For the nine months ended September 30, 2007, the Company did not incur any management fees. The Company did not incur any management fees in the nine months ended September 30, 2008.

In 2006, White Knight retained amounts of rent in excess of expenses paid (including management fees) on behalf of the Company totaling $171,767. The Company has written off such amounts due from White Knight as it has determined the amounts are not collectible. As of December 31, 2007, White Knight did not hold any rents.

As of December 31, 2007, the Company has consolidated its financial statements with White Knight Management, LLC. In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), an Interpretation of Accounting Research Bulletin No. 51, a VIE is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns. Due to immateriality, given that White Knight is a small development stage company, the Company did not consolidate White Knight at September 30, 2007.

Goran Mladen and Gorica Mladen are employees of Eternal Enterprise, Inc., a company which is owned 100%, in the aggregate, by limited partnerships that are 81% owned by the Company. Gorica Mladen owns 0.2% of such limited partnerships.

Rent-Free Apartments

The Company provided a rent-free apartment to David Mladen, its majority shareholder and an officer and director. As a result, the Company has recorded compensation expense to David Mladen in the aggregate amount of $4,500, for the nine months ended September 30, 2008, which was the fair value of apartment rental.

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

The Company has adopted EITF 00-19-2 and as a result no longer classifies these registration rights as a derivative instrument. Due to the probable loss, the Company, with the help of a valuation specialist, determined the likely settlement to be $4,071,921 at December 31, 2007. The analysis assumed an effective registration would not be achieved by September 30, 2008, and as a result the contingent liability remains unchanged.

NOTE 7 - CONTINGENCY

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations.  These statements are preceded by, followed by or include the words “believes,” “could,” “expects,” “intends” “anticipates,” or similar expressions.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including: our ability to continue as a going concern, adverse economic changes affecting markets we serve; competition in our markets and industry segments; our timing and the profitability of entering new markets; greater than expected costs, customer acceptance of wireless networks or difficulties related to our integration of the businesses we may acquire and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and financial statements contained herein are for the three months ended September 30, 2008 and 2007.  The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

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

At the time of the Preferred Stock Purchase Transaction and the Common Stock Purchase Transaction, Mr. Mladen was also the majority stockholder and the sole officer and director of Eternal Enterprise, Inc., a Connecticut Corporation ("Eternal"), which owned the following residential real estate properties (collectively, the "Properties") in Hartford, Connecticut:

•	154-160A Collins Street, Hartford, CT;

•	21 Evergreen Avenue, Hartford, CT;

•	243 & 255 Laurel Street, Hartford, CT;

•	252 Laurel Street, Hartford CT;

•	270 Laurel Street, Hartford, CT;

•	360 Laurel Street, Hartford, CT;

•	117-145 S. Marshall Street, Hartford, CT; and

•	56 Webster Street, Hartford, CT.

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

On September 20, 2006, we reincorporated in the State of Maryland by virtue of our merger with and into Excellency Investment Realty Trust, Inc., our Maryland subsidiary (the "Maryland Subsidiary"), which had been organized for that purpose (the "Reincorporation by Merger").  As a result of the Reincorporation by Merger, among other things:

•	The surviving company and successor filer is known as Excellency Investment Realty Trust, Inc.;

•	Each share of our issued and outstanding common stock and preferred stock was converted into one share of the Maryland Subsidiary's common stock and preferred stock, respectively;

•	The title to all of our property automatically vested in the Maryland Subsidiary;

•	The Maryland Subsidiary assumed all of our liabilities;

•
Corporate actions of the surviving entity are now governed by the Maryland Corporations and Associations Law and by the Maryland Subsidiary's Articles of Amendment and Restatement of Articles of Incorporation and Bylaws;

•	David Mladen, who was our sole officer and director, continued to serve as the sole officer and director of the surviving entity;

•	The trading symbol for the surviving entity's common stock, which is quoted on the over-the-counter bulletin board of the National Association of Securities Dealers, was changed to "EIVR"; and

•
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

Strong Demand Due To Restrictive Lending Environment

The 40-year historic lows reached on mortgage interest rates in recent years provided some individuals with the opportunity to purchase homes at similar costs to renting, particularly when utilizing short-term variable mortgages.  However, with the more recent increases in credit criteria and more restrictive lending practices, this attractive alternative may have faded for some and the apartment sector is in a position to reap the benefits.  If a restrictive lending environment continues, then the number of individuals purchasing homes will typically decline.  As rental apartments directly compete with the single-family home and condominium sectors of the economy, the demand for new and existing rental apartment communities may rise when demand for purchasing homes falls.  We believe this will be beneficial for apartment owners as it should translate into greater demand, higher occupancy rates, fewer concessions needed to attract renters, and therefore increased profitability of our apartment communities.

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

Effective July 1, 2006, we discontinued our arrangement with White Knight and assumed all responsibilities for the management of our Properties.  Therefore, there were no property management fees for the fiscal year ended December 31, 2007, or for the ninth month period ended September 30, 2008.

As of December 31, 2007, we have consolidated our financial statements with White Knight.  In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), an interpretation of Accounting Research Bulletin No. 51, a variable-interest entity ("VIE") is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.  Due to immateriality, White Knight was not consolidated at September 30, 2007.

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

The following sets forth certain material terms of each of the Notes as of September 30, 2008:

Location of Property	Mortgage Note Amount (as of September 30, 2008)	Monthly Principal and Interest Payment
154-160A Collins Street, Hartford, CT	$1,255,992	$7,506
21 Evergreen Avenue, Hartford, CT	$678,081	$4,052
243 & 255 Laurel Street, Hartford, CT	$1,086,471	$6,496
252 Laurel Street, Hartford CT	$562,499	$3,363
270 Laurel Street, Hartford, CT	$1,926,368	$11,513
360 Laurel Street, Hartford, CT	$570,205	$3,407
117-145 S. Marshall Street, Hartford, CT	$1,379,279	$8,243
56 Webster Street, Hartford, CT	$462,328	$2,763
Total:	$7,921,223	$47,343

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

As of September 30, 2008, the total amount due under the LP Notes was $2,322,666.

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

We have adopted EITF 00-19-2 and as a result no longer classify these registration rights as a derivative instrument.  With the help of a valuation specialist, we determined the likely settlement to be $4,071,921 as of December 31, 2007.  The analysis assumed an effective registration would not be achieved by September 30, 2008 and as a result the contingent liability remains unchanged.

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

Dutchess is not obligated to purchase any shares of the Common Stock, unless each of the following conditions are satisfied at the time of purchase:

•	a registration statement shall have been declared effective and shall remain effective and available for the resale of all the shares of Common Stock to be purchased by Dutchess;

•
the Common Stock shall be listed, and shall not have been suspended from trading for a period of two (2) consecutive trading days, and the Company shall not have been notified of any pending or threatened proceeding or other action to suspend the trading of its Common Stock;

•	the Company must have complied with its obligations and must not otherwise be in breach of or in default under the Investment Agreement, or other related transaction documents;

•
no injunction shall have been issued and remain in force, or action commenced by a governmental authority, which has not been stayed or abandoned, prohibiting the purchase or the issuance of the shares of the Company's Common Stock to be purchased; and

•	the issuance of the shares of Common Stock of the Company will not violate any shareholder approval requirements of the principal market or exchange on which the Common Stock is traded.

To date, the Company has not delivered any Puts to Dutchess pursuant to the Investment Agreement, and has no intention to do so in the foreseeable future.

Results of Operations

As of September 30, 2008 and 2007 we owned interests in eight Properties.  Details on the Properties are as follows:

		Occupancy Rate as of	Occupancy Rate as of
Location	Number of Units	September 30, 2008	September 30, 2007
154-160A Collins Street Hartford, CT	41 units	88%	93%
21 Evergreen Avenue Hartford, CT	24 units	85%	100%
243 & 255 Laurel Street Hartford, CT	34 units	95%	94%
252 Laurel Street Hartford, CT	18 units	95%	94%
270 Laurel Street Hartford, CT	77 units	90%	96%
360 Laurel Street Hartford, CT	18 units	0% under renovation	78%
117-145 S. Marshall Street Hartford, CT	42 units	100%	93%
56 Webster Street Hartford, CT	16 units	92%	88%

Comparison Of Operations For The Three Months Ended September 30, 2008 To The Three Months Ended September 30, 2007

The following summarizes changes in our operations for the three-month periods ended September 30, 2008 and 2007.  We had a net loss of $78,636 for the three-month period ended September 30, 2008, compared to a net loss of $723,015 for the three-month period ended September 30, 2007.  One of the main reasons for this reduction was a decrease in our general and administrative expenses of $66,928.  In addition, in the three-month period ended September 30, 2007, we incurred a loss on derivative instrument of $540,000.  We did not have a similar loss in the comparable period of fiscal 2008.

Rental Revenue

Revenues increased $85,506, to $482,701 from $397,195, or approximately 22%, in the three-month period ended September 30, 2008, compared to the same period in the prior year.  This increase was primarily related to a combination of higher occupancy rates and higher rents at our Properties.

Property Operating Costs

Property operating costs increased $54,628, to $296,725 from $242,097, or approximately 23%, in the third quarter of 2008 as compared to the third quarter of 2007.  The increase was primarily related to increases in our supplies and repair costs.

General and Administrative

General and administrative expense decreased $66,928, to $78,383 in the three-month period ended September 30, 2008, from $145,311 in the three-month period ended September 30, 2007, or approximately 46%.  The amount decreased primarily due to a decrease in professional fees we incurred in the third quarter of fiscal 2007, as compared to the prior year.

Depreciation and Amortization

Depreciation and amortization expense in the three-month period ended September 30, 2008 was $33,908 as compared to  $38,323, for the prior year.   This decrease was due to changes in amortization of our deferred financing costs due to the effective interest method.

Interest Expense

Interest expense decreased $6,044, to $152,415 from $158,459, or approximately 4%, in the three-month period ended September 30, 2008, as compared to 2007.  The reason for this decrease was primarily related to decreased interest on outstanding promissory notes.

Loss on Derivative Instrument

In the three-month period ended September 30, 2007, we had a loss on derivative instrument of $540,000, resulting from our failure to satisfy certain registration requirements, as further described in the "Liquidated Damages" section above.  We did not have a similar loss in the comparable period of fiscal 2008.

Comparison Of Operations For The Nine Months Ended September 30, 2008 To The Nine Months Ended September 30, 2007

The following summarizes changes in our operations for the nine month periods ended September 30, 2008 and 2007.  We had a net loss of $201,909 for the nine month period ended September 30, 2008, compared to a net loss of $1,615,060 for the same period in 2007.  One of the main reasons for this reduction in our net loss was an increase in our rental revenue of $223,417.  In addition, general and administrative expenses decreased by of $332,664 compared to the comparable period in the prior year.  Further, in the nine month period ended September 30, 2007, we incurred a loss on derivative instrument of $720,000 and a realized loss on sales of trading securities of $165,786.  We did not have similar losses in the comparable period of fiscal 2008.

Rental Revenue

Revenues increased $223,417 to $1,406,212 from $1,182,795, or approximately 18.9%, in the nine month period ended September 30, 2008, compared to the same period in the prior year.  This increase was primarily related to a combination of higher occupancy rates and higher rents at our Properties.

Property Operating Costs

Property operating costs increased $31,259, to $792,223 from $760,964, or approximately 4%, in the nine month period ended September 30, 2008, compared to the same period in the prior year.  The increase was primarily related to increases in our supplies and repair costs.

General and Administrative

General and administrative expense decreased $332,664, to $250,615 in the nine month period ended September 30, 2008, from $583,279 in the nine month period ended September 30, 2007, or approximately 57%.  The amount decreased primarily due to a decrease in professional fees that we incurred in the nine month period ended September 30, 2008, compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense in the nine month period ended September 30, 2008 was $110,554 as compared to $114,969, for the prior year.   This decrease was due to changes in amortization of our deferred financing costs due to the effective interest method.

Interest Expense

Interest expense decreased $21,308, to $455,267 from $476,575, or approximately 4.47%, in the nine month period ended September 30, 2008, compared to the same period in the prior year.  The reason for this decrease was primarily related to decreased interest on outstanding promissory notes.

Loss on Derivative Instrument

In the nine month period ended September 30, 2007, we had a loss on derivative instrument of $720,000, resulting from our failure to satisfy certain registration requirements, as further described in the "Liquidated Damages" section above.  We did not have a similar loss in the comparable period of fiscal 2008.

Realized Loss from Sales of Trading Securities

In the nine month period ended September 30, 2007, we had a realized loss on sales of trading securities of $165,786.  During fiscal 2007, we discontinued our practice of trading equity securities of publicly traded companies.  Therefore we did not have a similar loss in the comparable period of fiscal 2008.

Liquidity and Capital Resources

As of September 30, 2008, our cash and cash equivalents were $62,511.  This represents a decrease of $179,040 from the beginning of our fiscal year.  All cash and cash equivalents are held in money market or checking accounts.

In previous quarters we have suffered recurring losses from operations.  As of September 30, 2008, we had a net stockholders' deficit of $9,813,763.

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

Uses of Capital

Net Cash From Operations

During the nine months ended September 30, 2008, $134,250 was used in operations, compared to $311,896 used in operations during the same period in fiscal 2007.  The main reasons for this change were a $1,413,151 reduction in our net loss for the nine month period ended September 30, 2008, as compared to the same period in the previous year, partially offset by a reduction of $291,072 in our accounts payable and accrued expenses for the period, combined with our loss on sale of trading securities of $165,786 in the same period of fiscal 2007, which was not repeated in the first half of fiscal 2008.

Net Cash From Investing Activities

During the nine month period ended September 30, 2008, $0 cash was provided by investing activities, compared to $114,172 used in investing activities during the same period of 2007.  The reason for this change, was our discontinuance of our practice of trading equity securities of publicly traded companies prior to fiscal 2008.

Net Cash From Financing Activities

During the nine month period ended September 30, 2008, we used $44,790 in financing activities, compared to $415,133 used in financing activities during the same period in 2007.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements found in Part I, Item 1 of this report include the accounts of Excellency Investment Realty Trust, Inc. and its controlled subsidiaries comprised of certain Limited Partnerships, and Eternal Enterprise, Inc.  The historical financial statements as presented, reflect the operations of Eternal as a result of the Reverse Merger.  We record minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through September 30, 2008.  All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The consolidated financial statements found in Part I, Item 1 of this report include accounts of White Knight Management, LLC, in which we have a controlling financial interest.  The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity.  However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest.  We have determined that White Knight Management, LLC is a VIE and that we are the primary beneficiary as of September 30, 2008 and 2007.

Going Concern

We have suffered recurring losses from operations.  During the nine month period ended September 30, 2008, we had a net loss of $201,909, net cash used in operations of $134,250, and a net accumulated deficit of $12,291,111, all of which raise substantial doubt about our ability to continue as a going concern.  Management plans to raise capital through any combination of debt and equity financing.  However, we have no assurance that sufficient cash flow will be generated in the future to meet its operating requirements.  As a result of the above, the consolidated financial statements found in Part I, Item 1 of this report have been prepared assuming that we will continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable - Tenants

Tenant receivables are reported net of an allowance for doubtful accounts.  Management's estimate of the allowance is based on historical collection experience and a review of the current status of specific tenant accounts receivable.  We reserved for fifty percent for moved-out balances.  After a nine month period, we charge-off the moved out balances for the previous nine months against accounts receivable.  As of September 30, 2008 and December 31, 2007 we had recorded an allowance for doubtful accounts of $12,492 and $81,723, respectively.

Contingent Liabilities

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

As of January 1, 2007, we adopted EITF 00-19-2 which called for registration rights agreement penalties to be assessed pursuant to FASB statement number 5.  After determining loss was probable we, with the assistance of a valuation expert, assessed the probability of an effective registration statements and determined that based upon a probability analysis the contingent liability was $4,071,921 as of December 31, 2007.  We had not anticipated an effective registration by September 30, 2008 and therefore the amount is unchanged at September 30, 2008.

Income (loss) Per Common Share

Net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the applicable period.  Basic loss per share is computing by diving loss available to common stockholders by the weighted average number of common shares outstanding during the period.  The common stock equivalents for our preferred stock and treasury shares were not included in the computation of diluted loss per share because to do so would have been anti-dilutive.

For the nine month periods ended September 30, 2008 and 2007, common stock equivalents of 1,573,000 and 1,573,000 respectively, were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of September 30, 2008, were as follows:

	Total	Less Than 1 year	2-3 years	4-5 years	Over 5 years
Mortgage notes payable	7,921,723	29,536	249,465	278,311	7,363,911
Promissory notes payable - related party	2,188,370	-	2,188,370	-	-
Line of Credit	9,718	9,718	-	-	-

Critical Accounting Policies

The preparation of Excellency’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.  Excellency bases estimates and judgments on historical experience and on various other assumptions management believes to be reasonable under the circumstances.  Future events, however, may differ markedly from current expectations and assumptions.  While there are a number of significant accounting policies affecting Excellency’s consolidated financial statements, management believes the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), Business Combinations (“SFAS 141 (R)”), which becomes effective for fiscal periods beginning after December 15, 2008.  SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method).  Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree.  In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains.  Excellency does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Excellency does not expect the adoption of this statement to have a material impact on its financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115.  This statement permits companies to choose to measure many financial instruments and other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is expected to expand the use of fair value measurement of accounting for financial instruments.  This statement applies to all entities, including not for profit.

The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

We are currently assessing the impact adoption of SFAS No. 159 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of the adoption of SFAS No. 157 will have on our financial statements.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements.  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements.  EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and would be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date.  We are currently evaluating the potential impact, if any of EITF 07-1 on our financial statements.

In March of 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133 Accounting for Derivative Instruments and Hedging Activities.  The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years.  Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows.  Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We do not expect the adoption of this statement to have an impact on our financial statements.

Off-Balance Sheet Arrangements

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

Item 4.	Controls and Procedures.

See Item 4(T) below.

Item 4(T).	Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

During our review of controls for the audited period ended December 31, 2007, and in the process of preparing our Annual Report, our management discovered that there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the preparation of the Annual Report were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principals (GAAP); (iii) inadequate security over information technology and (iv) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

PART II
Other Information

Item 1.	Legal Proceedings.

Securities and Exchange Commission v. Excellency Investment Realty Trust, Inc. and David D. Mladen, Case No. 308CV01583 filed in the United Stated District Court District of Connecticut on October 16, 2008.  This case involves an alleged fraudulent market manipulation scheme in which Defendants Excellency Investment Realty Trust, Inc. and David D. Mladen, our president, chief executive officer and majority shareholder, allegedly engaged in a number of transactions designed to artificially inflate the price of our common stock.  Our attorneys have been instructed to vigorously defend against this action.  It is too early to ascertain a probable outcome.

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended September 30, 2008, and subsequent period through the date hereof, we did not issue any unregistered securities.

Item 3.	Defaults Upon Senior Securities.

During the three-month period ended September 30, 2008, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the three-month period ended September 30, 2008, or subsequent period through the date hereof.

Item 5.	Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended September 30, 2008, or subsequent period through the date hereof, that we did not report.

Item 6.	Exhibits.

Exhibit No.	Identification of Exhibit
31.1*	Certification of David Mladen, Chief Executive Officer of Excellency Investment Realty Trust, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Richard Pelletier, Chief Financial Officer of Excellency Investment Realty Trust, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of David Mladen, Chief Executive Officer of Excellency Investment Realty Trust, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Richard Pelletier, Chief Financial Officer of Excellency Investment Realty Trust, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*      Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELLENCY INVESTMENT REALTY TRUST, INC.

Date: November 14, 2008.
	By	/s/ David Mladen
David Mladen, Chief Executive Officer

	By	/s/ Richard Pelletier
Richard Pelletier, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Mladen	President, Chief Executive Officer and Director	November 14, 2008
/s/ Richard Pelletier	Chief Financial Officer	November 14, 2008