Form 10-K
period 2008-12-31
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2009-04-15
CIK 1286218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
———————
FORM 10-K
———————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission file number 000-50675
———————
EXCELLENCY INVESTMENT REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)
———————

Maryland (State or other jurisdiction of incorporation or organization)	20-8635424 (Employer Identification No.)

245 Park Avenue, 39th Floor
New York, New York 10167
(Address of principal executive offices, including zip code.)

(212) 792-4040
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity. Based on the closing sale price on April 7, 2009, the aggregate market value of the voting common stock (1,480,921 shares) held by non-affiliates is $118,474.

State the number of shares outstanding of each of the registrant’s classes of common stock as of April 7, 2009: 43,861,537.

Documents Incorporated by reference: None

EXCELLENCY INVESTMENT REALTY TRUST, INC.
FORM 10-K
For the Year Ended December 31, 2008

PART 1 – Financial Information

Item 1.   Business

Information Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

History

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

Through our subsidiaries, we own eight residential real estate Properties, consisting of an aggregate of 271 apartment units, and comprising a total of approximately 221,839 square feet, all of which are leased to residential tenants, as more fully described in Item 2 below. Each of the Properties is located in the metropolitan Hartford area of Connecticut. At December 31, 2008, the Properties' occupancy rate was approximately 90.4%.

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

Financing

As of December 27, 2005, we borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp., in connection with the refinancing of our Properties, evidenced by eight notes payable (the "Mortgage Notes"). The Mortgage Notes bear interest at an initial rate of 5.625%. The loans are repayable in monthly installments of principal and interest, due on the first day of each month. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be payable. The Mortgage Notes are secured against each respective Property, and, David Mladen, our majority stockholder, officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. As of December 31, 2008 and 2007, an aggregate of  $7,890,446 and $8,011,007 respectively, was due under the Mortgage Notes.

We expect that the rental income we receive from tenants of our Properties will be our primary source of funds going forward. In order to acquire additional apartment properties, we may pursue one or a combination of alternatives, as follows:

o	We may determine to take out additional loans to purchase interests in additional properties;

o	We may raise funds through any one or a combination of debt offerings and equity offerings, and use such funds to purchase interests in additional properties; or

o	We may determine to acquire additional interests in properties as sufficient funds are raised from rental income.

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

Effective July 1, 2006, we discontinued our arrangement with White Knight and assumed all responsibilities for the management of our Properties. Therefore, there were no property management fees for the fiscal year ended December 31, 2007 or 2008.

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

Insurance

We believe that our Properties are adequately insured.

Government Regulation

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

Competition

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

Employees

We currently have two (2) employees, David Mladen, who is our President and Chief Executive Officer, a director of ours, and our majority shareholder, and Richard A. Pelletier, who is our Chief Financial Officer. Our subsidiary Limited Partnerships, described elsewhere in this annual report, currently have no employees. Eternal Enterprise, Inc., which is 100% owned, in the aggregate, by our subsidiary Limited Partnerships, currently employs ten (10) individuals, including Goran Mladen and Gorica Mladen, the son and daughter of David Mladen. Eternal's employees are primarily involved in the supervision and maintenance of the Properties. White Knight Management, a company we recently consolidated our financial statements with in accordance with FIN 46R, has no employees.

Item 1A.	Risk Factors

Not applicable.

Item 1B.             Unresolved Staff Comments

None.

Item 2.                Properties (Unaudited)

General

As of December 31, 2008, we owned eight (8) residential real estate properties consisting of 247 units. The table below lists the location of our properties, the number and type of units in each property, the range of rents, and the vacancies of these properties as of December 31, 2008.

Name of Property	Units	EFF	1bd	1.5bd	2bd	3bd	Average cost per unit	# Vacant	Occupancy %
							2008
252 Laurel St	18	3					$550.00	-	100.00%
Hartford,06105			15				$650-$750

243 Laurel St	34							1	97.06%
Hartford,06105			18				$525-$725
255 Laurel St			12				$600-$725
Hartford,06105					4		$760-$800

270 Laurel St	77	73					$475-$650	1	98.70%
Hartford,06105			3				$700-$750

					1		$775

117-145 S.Marshall	43							1	97.67%
Hartford,06105			6				$550-$649
					36		$700-$825
						1	$1,150

154-160A Collins St	41							1	97.56%
Hartford,06105			32				$450 - $700.00
				8			$650-$700.00
						1	$1,100.00

56 Webster St	16							-	100.00%
Hartford, 06114		6					$400 - $595
			10				$500-$611

360 Laurel St	18						0	18	0.00%
Hartford,CT			13				0
					3		0
				2			0

21 Evergreen	24							4	83.33%
Hartford, 06105		6					$500-$625
			18				$625-$750
	271	88	127	10	44	2		26	90.41%

360 Laurel Street is currently under renovation.  It was anticipated that the renovations would be completed by the end of 2008, however, due to cash flow and limited availability of financing in the current market, renovations have been slowed.  These renovations are anticipated to be competed sometime in 2009.

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

The following table sets forth certain material terms of each of the Mortgage Notes as of December 31, 2008:

Location of Property	Mortgage Note Amount (as of December 31, 2008)	Monthly Principal and Interest Payment

154-160A Collins Street, Hartford, CT	$1,251,112	$7,507
21 Evergreen Avenue, Hartford, CT	$675,447	$4,053
243 & 255 Laurel Street, Hartford, CT	$1,082,250	$6,493
252 Laurel Street, Hartford CT	$560,314	$3,362
270 Laurel Street, Hartford, CT	$1,918,883	$11,513
360 Laurel Street, Hartford, CT	$567,989	$3,408
117-145 S. Marshall Street, Hartford, CT	$1,373,920	$8,243
56 Webster Street, Hartford, CT	$460,531	$2,763
Total:	$7,890,446	$47,342

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

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during 2008.

PART II -   Other Information

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Period		High	Low
First quarter	2007	10.01	3.00
Second quarter	2007	3.00	1.01
Third quarter	2007	1.60	1.01
Forth quarter	2007	1.70	1.55
First quarter	2008	1.90	1.65
Second quarter	2008	3.60	1.70
Third quarter	2008	4.00	4.25
Forth quarter	2008	3.75	0.08

Holders

As of the date hereof, the number of record holders of our Common Stock was approximately 555. The aggregate number of shares outstanding as of the date hereof is 43,861,537.

Dividends

We have not declared any cash dividends with respect to our Common Stock and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently have no equity compensation plans.

Recent Sales of Unregistered Securities

In the three-month period ended December 31, 2008, and subsequent periods through the date hereof, we issued unregistered securities, as follows:

Issuance of Shares for Past Services

On December 16, 2008, the company issued 100,000 restricted common shares to Carlos D. Carrillo for payment against an outstanding invoice dated October 11, 2008.

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

As of December 31, 2008, 2,469 remaining shares of our common stock are held in the Brokerage Account. We paid an aggregate of $34,168, or an average of $13.83 per share, for the 2,469 remaining shares of stock, and have recorded the acquisition of these shares as treasury stock shares at cost in the accompanying consolidated financial statements.

Item 6.    Selected Financial Data

A smaller reporting company is not required to provide the information required by this item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-K. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" and elsewhere in this Form 10-K.

Overview

Critical Accounting Policies, Estimates and New Accounting Pronouncements

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section includes a discussion of our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Our accounting policies are more fully described in Note 2 of “Notes to Consolidated Financial Statements.” However, certain policies are especially meaningful to our portrayal of results of operations and financial condition, and thus require the application of more particular judgment and thus are subject to a greater intrinsic level of risk. Accounting policies that involve estimates meeting both of the following criteria are considered by management to be “critical” accounting policies. First, the estimate requires us to make assumptions about matters that are highly uncertain at the time that the accounting estimate is made. Second, alternate estimates in the current period, or changes in the estimate that are reasonably likely in future periods, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

The following are summaries of our critical accounting policies:

Revenue Recognition

The Company records revenue each month of a tenant’s rental contract.  It is at this point that the price is fixed per the rental agreement, collectability is reasonably assured based on a tenant’s rent payment, and the apartment unit has been provided to the tenant.  The Company recognizes its revenues in the same manner as they are contractually earned as such policy complies with the following criteria: (i) persuasive evidence of an arrangement exists; (ii) the services have been provided; (iii) the fee is fixed and determinable; and, (iv) collectibility is reasonably assured.

Property, Equipment & Real Estate

Property, Equipment, Land, Buildings and Improvements are recorded at cost.  Buildings and Improvements are depreciated over 27.5 years using the straight line method of depreciation.  We changed the number of years for depreciation from 40 to 27.5, which was treated as a change in accounting estimate.  Depreciation expense was $206,970 and $206,963 for 2008 and 2007 respectively.  Total accumulated depreciation was $1,553,962 and $1,346,992 as of December 31, 2008 and 2007 respectively.  Expenditures for maintenance and repairs, which do not generally extend the useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of income in the year of disposal.

Long-lived Assets

Long-lived assets consist of property and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if impairment exists pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.  This policy resulted in an asset impairment of $186,909 in 2007, which is reflected in Note 11.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  As of December 31, 2008 and 2007, the Company has no cash equivalents

Accounts Receivable - Tenants

Tenant receivables are reported net of an allowance for doubtful accounts. Management has elected to be as conservative as possible and included 100% of its moved out tenant receivables and 75% of its current tenant receivables in its allowance for doubtful accounts, even though it has judgments against many of the tenants.  As of December 31, 2008, and 2007, the Company has recorded an allowance for doubtful accounts of $820,795 and $701,847, respectively.  Any positive effect of collecting on these judgments has not been reflected in these statements.  An allowance for doubtful accounts is established based upon the tenants’ aging and prior history with specific tenants.

Deferred Financing Costs

The Company incurred approximately $178,000 of deferred financing costs related to Mortgage Notes Payable, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense, calculated using the effective interest method, was $13,175 and $10,810 for the years ended December 31, 2008 and 2007 respectively.

Escrow Account

The Company’s mortgage note holder requires the holding of escrow payments for the purposes of paying real estate taxes and insurance on the Company’s properties.  The balance is recorded at cost.

Mortgage Notes Payable

The Mortgage Notes are collateralized by each respective Property.  David Mladen, the Company's majority stockholder and an officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan.  These are reported at the then principal balance of the notes.  The initial interest rate on the Mortgage Note of 5.625% will remain in effect for eighty four (84) months. Thereafter, the Mortgage Notes bear interest at a rate equal to the five (5) year "Fixed Rate Advance" as determined by the Federal Home Bank of New York, plus two and one half percent (2.5%), rounded to the nearest one-eighth of one percent (0.125%) and the interest rate will be adjusted every sixty (60) months. The loans are repayable in monthly installments of principal and interest (which total $47,343), due on the first day of each month, commencing February 1, 2006. The principal and interest payments are based on a 360 month amortization. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be due.

Promissory Notes Payable – Related Party

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

Security Deposits

The Company records security deposits received from tenant’s as a liability.  Upon termination of occupancy, the security deposit (net of any costs incurred) is returned to the tenant.

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

As of January 1, 2007, the Company adopted EITF 00-19-2 which called for registration rights agreement penalties to be assessed pursuant to FASB Statement Number 5. After determining loss was probable, the Company, with the assistance of a valuation expert, assessed the probability of an effective registration statement and determined that based upon a probability analysis the contingent liability was $3,745,394 and $4,071,921 as of December 31, 2008 and 2007, respectively.

Fair Value of Financial Instruments

Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company uses a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts receivable, accounts payable, accrued interest and promissory notes payable, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. The fair value of the Company's property and equipment is estimated to approximate their net book values.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses of $9,363,877 (which will begin to expire in the year 2026), has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

2008
Net Operating Loss Carryforward (Deferred Tax Asset)	3,277,357
Valuation Allowance	(3,277,357)
Net Future Income Taxes	-

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’s financial statements as of and for the year ended December 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods do not include the impact of SFAS 123(R).

The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Going Concern

The Company has suffered recurring losses from operations. During the year ended December 31, 2008, the Company had a net loss of ($2,165,274), and has a net accumulated deficit of $16,916,897 as of December 31, 2008, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

Results of Operations – Comparison of Years Ended December 31, 2008 versus 2007

The following summarizes changes in our operations for the twelve-month periods ended December 31, 2008 and 2007.

We had a net loss of $2,165,274 for 2008, compared to a net loss of $6,621,450 for same period in 2007.  One of the main reasons for this reduction was a decrease in our general and administrative expenses of $529,691.  In addition, in 2007, we incurred a loss on registration rights penalty of $5,094,721, as compared to $1,833,473 in 2008

Rental Revenue

Revenues increased $169,737, to $1,771,754 from $1,602,017, or approximately 11%, in 2008, compared to the same period in the prior year.  This increase was primarily related to a combination of higher occupancy rates and higher rents at our Properties.

Property Operating Costs

Property operating costs decreased $135,460, to $1,074,159 from $1,209,619, or approximately 11%, in 2008 as compared to 2007.  The decrease was primarily related to decreases in our supplies and repair costs.

General and Administrative

General and administrative expense decreased $529,691, to $205,743 in 2008, from $735,434 in 2007, or approximately 72%.  The amount decreased primarily due to a decrease in professional fees we incurred, as compared to the prior year.

Depreciation and Amortization

Depreciation and amortization expense in 2008 was $220,143 as compared to  $217,774, for the prior year, which is consistent year over year.

Interest Expense

Interest expense decreased $42,238, to $609,318 from $651,556, or approximately 6%, in 2008, as compared to 2007.  The reason for this decrease was primarily related to decreased interest on outstanding promissory notes.

Loss on Registration Rights Penalty

In 2007, we incurred a registration rights penalty of $5,094,721, resulting from our failure to satisfy certain registration requirements, as further described in the "Liquidated Damages" section above.  In 2008 the loss was $1,833,473, a 64% decrease.

Realized Loss from Sales of Trading Securities

In 2007, we had a realized loss on sales of trading securities of $158,921.  During 2007, we discontinued our practice of trading equity securities of publicly traded companies.  Therefore we did not have a similar loss in 2008.

Liquidity and Capital Resources

As of December 31, 2008, our cash and cash equivalents were $47,268, a decrease of $194,281 from the beginning of our fiscal year.  All cash and cash equivalents are held in money market or checking accounts.

In previous periods we have suffered recurring losses from operations.  As of December 31, 2008, we had a net stockholders' deficit of $14,665,411.

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

Uses of Capital

Net Cash From Operations

During 2008, $31,413 was provided by operations, compared to $503,536 used in operations in 2007.  The main reasons for this change were a $832,519 increase in operating income for 2008, as compared to 2007, partially offset by a reduction of $135,211 in our accounts payable and accrued expenses for the period, combined with our loss on sale of trading securities of $158,921 in the same period in 2007, which was not repeated in 2008.

Net Cash From Investing Activities

During 2008, $0 cash was provided by investing activities, compared to $95,379 provided by investing in 2007.  The reason for this change was our discontinuance of our practice of trading equity securities of publicly traded companies prior to 2008.

Net Cash From Financing Activities

During 2008, we used $225,694 in financing activities, compared to $444,037 used in 2007.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8.   Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Consolidated Statement of Changes in Stockholders’ Equity from January 1, 2007 to December 31, 2008

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Excellency Investment Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Excellency Investment Realty Trust, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excellency Investment Realty Trust, Inc. as of December 31, 2008 and 2007, and the results of its operations, changes in stockholders' deficit and cash flows then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14 to the financial statements, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2007 to write off unsupported assets and record an accrued registration rights penalty. Unaudited restatement information is presented in Note 14 for the year ended December 31, 2007.

/s/ M&K CPAS, PLLC
Houston, Texas
www.mkacpas.com
April 13, 2009

EXCELLENCY INVESTMENT REALTY TRUST, INC.
(FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007 (RESTATED)

ASSETS	2008	2007
		(RESTATED)
Real Estate
Land	$811,402	$811,402
Building and improvements	5,001,053	5,001,053
	5,812,455	5,812,455
Less: accumulated depreciation	(1,553,962)	(1,346,992)
	4,258,493	4,465,463

Cash and cash equivalents	47,268	241,549
Accounts receivable-tenants, net of allowance for doubtful accounts of $820,795 at 12/31/08 and $701,847 at 12/31/07	8,254	3,950
Deferred financing costs, net of accumulated amortization of of $41,799.at 12/31/08 and $28,624 at 12/31/07	139,224	152,399
Escrow account	80,677	84,109
Other assets	95	-
TOTAL ASSETS	$4,534,011	$4,947,470

LIABILITIES AND STOCKHOLDERS' DEFICIT

Mortgage notes payable	$7,890,446	$8,011,007
Promissory notes payable-related party	2,166,698	2,292,871
Security deposits	116,136	135,151
Line of credit	70,991	47,861
Accounts payable and accrued expenses	636,733	467,694
Accrued Registration Rights Penalty and contingent portion	8,169,394	6,335,921

TOTAL LIABILITIES	19,050,398	17,290,505

Minority Interest	149,024	171,102

STOCKHOLDERS' DEFICIT:

Preferred stock, $0.001 par value, 1,000,000 shares authorized;
Series A Convertible Preferred Stock, par value $0.01, 10,000 shares authorized, 10,000 issued and outstanding, as of December 31, 2007 and 2008. Aggregate liquidation preference of $9,100 ($0.91 per share)	100	100
Series B Preferred Stock, par value $0.01, 20,000 shares authorized, 0 shares issued and outstanding, as of December 31, 2007 and 2008	-	-
Common stock, par value $0.01, 200,000,000 shares authorized, 43,761,537 and 43,861,537 issued and outstanding as of December 31, 2007 and 2008 respectively.	438,615	437,615
Treasury stock, at cost- 2,469 shares	(34,168)	(34,168)
Additional paid-in capital	1,846,939	1,833,939
Accumulated deficit	(16,916,897)	(14,751,623)
TOTAL STOCKHOLDERS’ DEFICIT	(14,665,411)	(12,514,137)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,534,011	$4,947,470

EXCELLENCY INVESTMENT REALTY TRUST, INC.
(FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 (RESTATED)

	2008	2007
		(RESTATED)

Rental revenue	$1,771,754	$1,602,017

Operating expenses:
Property operating costs	1,074,159	1,209,619
General and administrative	205,743	735,434
Depreciation and amortization	220,143	217,774
	-	-
Management fee-related party	-	-

Total operating expenses	1,500,045	2,162,827

Operating income	271,709	(560,810)

Non-operating (expenses) and income:
Interest expense	(609,318)	(651,556)
Other income	633	24,590
Realized loss from sales of trading securities	-	(158,921)
Asset Impairment	-	(186,909)
Loss on registration rights penalty	(1,833,473)	(5,094,721)
Total non-operating expenses	(2,442,158)	(6,067,517)

Minority Interest	5,175	6,877

Net Loss	$(2,165,274)	$(6,621,450)

Loss per share — basic and diluted	(0.05)	(0.15)

Weighted average common shares outstanding basic and diluted	43,765,635	43,736,071

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
(FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 (RESTATED)

	2008	2007
		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$(2,165,274)	$(6,621,450)
Adjustments to reconcile net income to net cash provided by operating activities:
Minority Interest Expenses	(5,175)	(6,877)
Stock based compensation	8,000	-
Compensation expense added as paid in capital	6,000	-
Amortization of Deferred Financing Costs	13,175	10,810
Depreciation expense	206,968	206,963
Impairment of Property, Plant and Equipment	-	186,805
Bad debt expense	118,949	598,963
Loss on registration rights penalty	1,833,473	5,094,721
Loss on sale of marketable securities	-	158,921
Changes in operating assets and liabilities:
Accounts receivable	(123,251)	(588,955)
Other Assets	3,337	286,380
Accounts payable and accrued exxpenses	135,211	170,183
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	31,413	(503,536)

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of Trading securities	-	(107,307)
Sale of securities	-	202,686
CASH PROVIDED BY INVESTING ACTIVITIES	-	95,379

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on Related Party debt	180,799	-
Borrowings on White Knight Management line of credit	21,040	(12,920)
Payments on Related Party debt	(306,971)	(317,135)
Payments on Mortgage Notes Payable	(120,562)	(113,982)
CASH USED FOR FINANCING ACTIVITIES	(225,694)	(444,037)

NET DECREASE IN CASH	(194,281)	(852,194)

CASH AT BEGINNING OF YEAR	241,549	1,093,743

CASH AT YEAR END	$47,268	$241,549

NON-CASH TRANSACTIONS
Conversion of preferred into common stock	-	1,430

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	453,233	610,864
Cash paid for Income Taxes	-	-

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
(FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
JANUARY 1, 2007 THROUGH DECEMBER 31, 2008

	Preferred Stock				Additional		Treasury
	Series A		Common Stock		Paid-in	Accumulated	Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	at Cost	Total

Balance at January 1, 2007	11,000	$110	43,618,537	$436,185	$1,835,359	$(8,130,173)	$(34,168)	$(5,892,687)

								-
Conversion of preferred stock	(1,000)	(10)	143,000	1,430	(1,420)	-	-	-
Net loss	-	-	-	-	-	(6,621,450)	-	(6,621,450)
								-
Balance at December 31, 2007	10,000	$100	43,761,537	$437,615	$1,833,939	$(14,751,623)	$(34,168)	$(12,514,137)
(RESTATED)
Balance at January 1, 2008	10,000	$100	43,761,537	$437,615	$1,833,939	$(14,751,623)	$(34,168)	$(12,514,137)

Compensation Expense					6,000			6,000
Shares issued for Services			100,000	1,000	7,000			8,000
Net (loss) income	-	-	-	-	-	(2,165,274)	-	(2,165,274)
								-
Balance at December 31, 2008	10,000	$100	43,861,537	$438,615	$1,846,939	$(16,916,897)	$(34,168)	$(14,665,411)

See accompanying notes to consolidated financial statements

EXCELLENCY INVESTMENT REALTY TRUST, INC.
(FORMERLY KNOWN AS GIFT LIQUIDATORS, INC.)
Notes to Financial Statements

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

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

FIN 46R, which amended FIN 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. White Knight Management, LLC is now considered a VIE and the Company its primary beneficiary both as of December 31, 2008 and 2007, and as a result is consolidated within the balances presented on the financial statements.

Note 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNING POLICIES

Audited Consolidated Financial Statements

The December 31, 2008 consolidated financial statements presented herein are audited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through December 31, 2008. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The accompanying consolidated financial statements include accounts of White Knight Management, LLC. in which the Company has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest. The Company has determined that White Knight Management, LLC is a VIE and that the Company is the primary beneficiary as of December 31, 2008 and 2007.

Revenue Recognition

The Company records revenue each month of a tenant’s rental contract.  It is at this point that the price is fixed per the rental agreement, collectability is reasonably assured based on a tenant’s rent payment, and the apartment unit has been provided to the tenant.  The Company recognizes its revenues in the same manner as they are contractually earned as such policy complies with the following criteria: (i) persuasive evidence of an arrangement exists; (ii) the services have been provided; (iii) the fee is fixed and determinable; and, (iv) collectibility is reasonably assured.

Property, Equipment & Real Estate

Property, Equipment, Land, Buildings and Improvements are recorded at cost.  Buildings and Improvements are depreciated over 27.5 years using the straight line method of depreciation.  We changed the number of years for depreciation from 40 to 27.5, which was treated as a change in accounting estimate.  Depreciation expense was $206,968 and $206,963 for 2008 and 2007, respectively.  Total accumulated depreciation was $1,553,962 and $1,346,992 as of December 31, 2008 and 2007 respectively.  Expenditures for maintenance and repairs, which do not generally extend the useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of income in the year of disposal.

Long-lived Assets

Long-lived assets consist of property and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if impairment exists pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.  This policy resulted in an asset impairment of $186,909 in 2007, which is reflected in Note 14.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  As of December 31, 2008 and 2007, the Company has no cash equivalents

Accounts Receivable - Tenants

Tenant receivables are reported net of an allowance for doubtful accounts. Management has elected to be as conservative as possible and included 100% of its moved out tenant receivables and 75% of its current tenant receivables in its allowance for doubtful accounts, even though it has judgments against many of the tenants.  As of December 31, 2008, and 2007, the Company has recorded an allowance for doubtful accounts of $820,795 and $701,847, respectively.  Any positive effect of collecting on these judgments has not been reflected in these statements.  An allowance for doubtful accounts is established based upon the tenants’ aging and prior history with specific tenants.

Deferred Financing Costs

The Company incurred approximately $178,000 of deferred financing costs related to Mortgage Notes Payable, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense, calculated using the effective interest method, was $13,175 and $10,810 for the years ended December 31, 2008 and 2007 respectively.

Escrow Account

The Company’s mortgage note holder requires the holding of escrow payments for the purposes of paying real estate taxes and insurance on the Company’s properties.  The balance is recorded at cost.

Mortgage Notes Payable

The Mortgage Notes are collateralized by each respective Property.  David Mladen, the Company's majority stockholder and an officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan.  These are reported at the then principal balance of the notes.  The initial interest rate on the Mortgage Note of 5.625% will remain in effect for eighty four (84) months. Thereafter, the Mortgage Notes bear interest at a rate equal to the five (5) year "Fixed Rate Advance" as determined by the Federal Home Bank of New York, plus two and one half percent (2.5%), rounded to the nearest one-eighth of one percent (0.125%) and the interest rate will be adjusted every sixty (60) months. The loans are repayable in monthly installments of principal and interest (which total $47,343), due on the first day of each month, commencing February 1, 2006. The principal and interest payments are based on a 360 month amortization. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be due.

Promissory Notes Payable – Related Party

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

Security Deposits

The Company records security deposits received from tenant’s as a liability.  Upon termination of occupancy, the security deposit (net of any costs incurred) is returned to the tenant.

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

As of January 1, 2007, the Company adopted EITF 00-19-2 which called for registration rights agreement penalties to be assessed pursuant to FASB Statement Number 5. After determining loss was probable, the Company, with the assistance of a valuation expert, assessed the probability of an effective registration statement and determined that based upon a probability analysis the contingent liability was $3,745,394 and $4,071,921 as of December 31, 2008 and 2007, respectively.

Fair Value of Financial Instruments

Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company uses a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts receivable, accounts payable, accrued interest and promissory notes payable, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. The fair value of the Company's property and equipment is estimated to approximate their net book values.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses of $9,363,877, has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

2008
Net Operating Loss Carryforward (Deferred Tax Asset)	3,277,357
Valuation Allowance	(3,277,357)
Net Future Income Taxes	-

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’s financial statements as of and for the year ended December 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods do not include the impact of SFAS 123(R).

The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Loss Per Common Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock and treasury shares were not included in the computation of diluted loss per share because that would have diluted earnings per share that had a basic loss per share of $0.05 and $0.15, for the years ended December 31, 2008 and 2007, respectively.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

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

Note 3 – GOING CONCERN

The Company has suffered recurring losses from operations. During the year ended December 31, 2008, the Company had a net loss of ($2,165,274), and has a net accumulated deficit of $16,916,897 as of December 31, 2008, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – NOTES PAYABLE

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

As of December 31, 2008 and 2007, the LP Notes payable were $2,166,698 and $2,292,871, respectively.

Principal payment maturities on the mortgage outstanding at December 31, 2008 are:

Fiscal Year	Amount
2009	$-
2010	2,166,698
2011	-
2012	-
2013	-
Thereafter	-
Total	$2,166,698

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

The Mortgage Notes are collateralized by each respective Property.  David Mladen, the Company's majority stockholder and an officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. The Company incurred approximately $178,000 of deferred financing costs related to these loans, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense, calculated using the effective interest method,  was $13,175 and $10,810 for the years ended December 31, 2008 and 2007, respectively.

The following sets forth the amounts outstanding on each of the Notes as of December 31, 2008, and the required monthly principal and interest payments:

Location of Property	Mortgage Note Amount (as of December 31, 2008)	Monthly Principal and Interest Payment
154-160A Collins Street, Hartford, CT	$1,251,112	$7,507
21 Evergreen Avenue, Hartford, CT	$675,447	$4,053
243 & 255 Laurel Street, Hartford, CT	$1,082,250	$6,493
252 Laurel Street, Hartford CT	$560,314	$3,362
270 Laurel Street, Hartford, CT	$1,918,883	$11,513
360 Laurel Street, Hartford, CT	$567,989	$3,408
117-145 S. Marshall Street, Hartford, CT	$1,373,920	$8,243
56 Webster Street, Hartford, CT	$460,531	$2,763
Total:	$7,890,446	$47,342

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

Principal payment maturities on the mortgage outstanding at December 31, 2008 are:

Fiscal Year	Amount
2009	$127,521
2010	134,881
2011	142,667
2012	150,903
2013	158,845
Thereafter	7,175,629
Total	$7,890,446

Note 5 – INVESTMENTS IN TRADING SECURITIES

The Company's investments are comprised of equity securities of publicly traded companies. During the year ended December 31, 2007, the Company sold its investments for a realized loss of $158,921.  As of December 31, 2008, the Company no longer held any investments.

Between July, 2006, and September, 2006, the Company purchased an aggregate of 4,969 shares of its common stock in the open market, through a brokerage account held in the name of Excellency Investment Realty Trust I, L.P., a limited partnership which is owned (i) 81% by the Company, and (ii) 19%, collectively, by David Mladen, the Company's majority shareholder and sole officer and director, and his son, daughter-in-law, daughter, and son-in-law. For accounting purposes, these purchases were treated as treasury stock of which 2,500 of the purchased shares were resold in the open market. The purchase price of these shares was between $8.16 and $24.44, and the selling price per share was between $11.66 and $24.26, or an average aggregate sales price of $17.44. The difference between the purchased price and the sales price of $16,359 was recorded as additional paid in capital in the accompanying consolidated financial statements. The Company paid $34,168 or $13.83 per share for these 2,469 shares of stock, and has recorded the acquisition of these shares as treasury stock shares at cost in the accompanying consolidated financial statements. As of December 31, 2008, 2,469 shares of the Company's common stock are held in the Company's brokerage account. The Company plans to hold and not sell the Treasury Stock.

Note 6 – RELATED PARTY TRANSACTIONS

Rent-Free Apartments

The Company provided a rent-free apartment to David Mladen, its majority shareholder and an officer and director. As a result, the Company has recorded compensation expense to David Mladen in the aggregate amount of $6,000, for the year ended December 31, 2008, which was the fair value of apartment rental.

See related party note disclosure in Note 4.

Note 7 - STOCKHOLDERS' DEFICIT

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

As of December 31, 2007, the Resale Registration Statement had still not been filed, and the accrued liability of $2,264,000  had been recorded.

As of December 31, 2008, the Resale Registration Statement had still not been filed, and the accrued liability of $2,160,000 had been recorded, resulting in a balance of $4,424,000.

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

On February 2, 2007, the Company filed a request to withdraw the Registration Statement with the Commission. Mr. Mladen had agreed to waive the liquidated damages which were due to him through June 30, 2007, but as a result of the withdrawal of the Registration Statement the contingent liability increased to $4,071,921 as of December 31, 2007, and the accrued liability increased to $2,264,000 as of December 31, 2007, and $4,424,000 as of December 31, 2008.

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

Previously under View C of EITF 05-4, (i) registration rights with these characteristics were accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative were classified as equity instruments. The Company has adopted EITF 00-19-2 and as a result no longer classifies these registration rights as a derivative instrument. Due to the probable loss, the Company, with the help of a valuation specialist, determined the likely settlement to be $3,745,394 and $4,071,921 at December 31, 2008 and 2007, respectively, which is accrued as a contingent liability.

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

As of December 31, 2008, 10,000 shares of the Company's Series A Preferred Stock were issued and outstanding, and held by David Mladen, the Company's majority shareholder and an officer and director.

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

As of December 31, 2007 and 2008, no shares of the Company's Series B Preferred Stock were issued or outstanding.

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

Note 8 – CONTINGENCY

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

Note 9 – INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses of $9,363,877 (which begin to expire in 2026), has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

2008
Net Operating Loss Carryforward (Deferred Tax Asset)	3,277,357
Valuation Allowance	(3,277,357)
Net Future Income Taxes	-

Note 10 – PROPERTY, PLANT AND EQUIPMENT

Property, Equipment, Land, Buildings and Improvements are recorded at cost.  Buildings and Improvements are depreciated over 27.5 years using the straight line method of depreciation.  We changed the number of years for depreciation from 40 to 27.5, which was treated as a change in accounting estimate.  Depreciation expense was $206,968 and $206,963 for 2008 and 2007 respectively.  Total accumulated depreciation was $1,553,962 and $1,346,992 as of December 31, 2008 and 2007 respectively.  The change in estimate resulted in lower depreciation expense and higher net income of approximately $83,000 in 2007, the first year of the change.

These assets serve as collateral for the mortgages notes that they are financed by.

Note 11 – CONCENTRATIONS

The company is dependent upon the real estate market, which is currently in decline.  If the market should continue to decline, it could have an adverse impact on Excellency’s business.

Note 12 – CONTINGENCY & COMMITMENT

Leases and payouts of the Company are included in Note 4 – Notes Payable above.  The Company has no other leases or payouts.

Litigation:

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

Note 13 – CONSOLIDATED VARIABLE INTEREST ENTITY

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

Effective July 1, 2006, we discontinued our arrangement with White Knight and assumed all responsibilities for the management of our Properties. Therefore, there were no property management fees for the fiscal year ended December 31, 2007 or 2008.

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

Included in the balances consolidated are a line of credit with a balance of $70,991 and $47,861 as of December 31, 2008 and 2007, respectively.  Also consolidated are cash balances of approximately $3,000 and $400 at December 31, 2008 and 2007, respectively.  Since Excellency Investment Realty Trust does not own any interest in White Knight Management, the interest expense recorded on the line of credit is excluded from net income on the consolidated statement of operations.

Note 14 – RESTATEMENT

The Company has restated its previously issued December 31, 2007 consolidated financial statements for matters related to the following previously reported items: asset impairment, improvements, accounts receivable, deferred financing costs, other assets, line of credit, accrued expenses, accrued registration rights penalty, minority interest, additional paid in capital, rental revenue, operating expenses, general and administrative expenses, depreciation, and interest expense. The accompanying financial statements for the year ended December 31, 2007 have been restated to reflect the corrections in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Change and Error Corrections”. This restatement is primarily due to the lack of adequate records to support the previously reported 2007 items.  The loss per share increased (.08) to (0.15) per share as a result of these changes.  The following is a summary of the restatements for December 31, 2007:

	Previously	Net
ASSETS	Reported	Change	Restated

Real Estate
Land	$811,402	-	$811,402
Building and improvements	5,227,119	(226,066)	5,001,053
	6,038,521	(226,066)	5,812,455
Less: accumulated depreciation	(1,318,167)	(28,825)	(1,346,992)
	4,720,354	(254,891)	4,465,463

Cash and cash equivalents	241,551	(2)	241,549
Accounts receivable-tenants, net of allowance for doubtful accounts of $820,795 at 12/31/08 and $701,847 at 12/31/07	39,317	(35,367)	3,950
Deferred financing costs, net of accumulated amortization of of $41,799.at 12/31/08 and $28,624 at 12/31/07	148,897	3,502	152,399
Escrow account	84,109	-	84,109
Other assets	11,136	(11,136)	-
TOTAL ASSETS	$5,245,364	(297,894)	$4,947,470

LIABILITIES AND STOCKHOLDERS' DEFICIT

Mortgage notes payable	$8,011,007	-	$8,011,007
Promissory notes payable-related party	2,292,871	-	2,292,871
Security deposits	135,151	-	135,151
Line of credit	-	47,861	47,861
Accounts payable and accrued expenses	356,249	111,445	467,694
Accrued Registration Rights Penalty and contingent portion	4,071,921	2,264,000	6,335,921

TOTAL LIABILITIES	14,867,199	2,423,306	17,290,505

Minority Interest	-	171,102	171,102

STOCKHOLDERS' DEFICIT:

Preferred stock, $0.001 par value, 1,000,000 shares authorized;
Series A Convertible Preferred Stock, par value $0.01, 10,000 shares authorized, 10,000 issued and outstanding, as of December 31, 2007 and 2008. Aggregate liquidation preference of $9,100 ($0.91 per share)	100	-	100
Series B Preferred Stock, par value $0.01, 20,000 shares authorized, 0 shares issued and outstanding, as of December 31, 2007 and 2008	-	-	-
Common stock, par value $0.01, 200,000,000 shares authorized, 43,761,537 issued and43,861,537 outstanding as of December 31, 2007 and 2008 respectively.	437,615	-	437,615
Treasury stock, at cost- 2,469 shares	(34,168)	-	(34,168)
Additional paid-in capital	2,063,821	(229,882)	1,833,939
Accumulated deficit	(12,089,203)	(2,662,420)	(14,751,623)
TOTAL STOCKHOLDERS’ DEFICIT	(9,621,835)	(2,892,302)	(12,514,137)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,245,364	$(297,894)	$4,947,470

	Previously	Net
	Reported	Change	Restated

Rental revenue	$1,623,002	$(20,985)	$1,602,017

Operating expenses:
Property operating costs	1,118,838	90,781	1,209,619
General and administrative	708,055	27,379	735,434
Depreciation and amortization	153,292	64,482	217,774
			-
Management fee-related party			-

Total operating expenses	1,980,185	182,642	2,162,827

Operating income	(357,183)	(203,627)	(560,810)

Non-operating (expenses) and income:
Interest expense	(636,795)	(14,761)	(651,556)
Other income	24,590	-	24,590
Realized loss from sales of trading securities	(158,921)	-	(158,921)
Asset Impairment	-	(186,909)	(186,909)
Loss on registration rights penalty	(2,830,721)	(2,264,000)	(5,094,721)
Total non-operating expenses	(3,601,847)	(2,465,670)	(6,067,517)

Minority Interest	-	6,877	6,877

Net Loss	$(3,959,030)	$(2,662,420)	$(6,621,450)

Loss per share — basic and diluted	(0.07)	-	(0.15)

Weighted average common shares outstanding basic and diluted	59,599,085	-	43,736,071

Description of Net Changes:

Building and improvements were reduced to property reflect repairs that were previously classified incorrectly as improvements, resulting in an impairment of our long-lived asset (real estate).

Accumulated depreciation increased due mainly to the reduction of the number of years for depreciation, from 40 to 27.5, which was treated as a change in accounting estimate.

Accounts receivable, net of allowance for doubtful accounts decreased due to management’s new policy which has elected to be as conservative as possible and included 100% of its moved out tenant receivables and 75% of its current tenant receivables in its allowance for doubtful accounts, even though it has judgments against many of the tenants.  It was previously estimated by management that only 50% of current tenant receivables should be classified as doubtful accounts.

Deferred Financing Costs, net of accumulated amortization increased due to a change in accounting method for amortizing these costs using the effective interest method, versus straight line in previous reporting.

Other assets decreased by $11,136 due to a write off of prepaid insurance which was just a monthly payment, not a prepayment.

Line of credit increased due to the recording of a credit line which affects the minority interest investment in White Knight Management, Inc.

Accrued expenses increased due to the correction of previously calculated accrued interest expense.

Accrued registration rights penalty and contingent portion increased due to a re-valuation by professional appraisers.

Minority Interest is newly reported to property reflect Company’s investment in White Knight Management, Inc. which had been previously reported as a component of additional paid in capital.

Additional paid in capital was decreased mostly to change the classification of “minority interest”, noted above.

Accumulated deficit increased due to an increase in the net loss reported for the year ended December 31, 2007.

Rental revenue was reduced to properly report rental revenue and exclude security deposits.

Property operating costs were increased mainly to reflect the more conservative calculation of bad debt expense, additional accrued property taxes, and additional accrued CNG utilities expense.

General and administrative expenses were increased due mainly to the accrual of additional insurance expenses.

Depreciation and amortization was increased mainly due to the reduction of the number of years for depreciation, from 40 to 27.5, which was treated as a change in accounting estimate.

Interest expense was increased to reflect the proper calculation of accrued interest.

Asset impairment was added to properly reflect repairs that were previously classified incorrectly as improvements, resulting in an impairment of our long-lived asset (real estate).

Loss on registration rights penalty increased due to a re-valuation by professional appraisers.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

See Item 9A(T) below.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-1 5(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During our review of controls for the audited period ended December 31, 2008, and in the process of preparing our Annual Report, our management discovered that there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the preparation of the Annual Report were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principals (GAAP); (iii) inadequate security over information technology and (iv) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.
As of December 31, 2008, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
This lack of internal controls over financial reporting resulted in the restatement of our December 31, 2007 financial statements, as presented herein, and in Note 14 to the included financial statements.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, the Company concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

M&K CPAS, PLLC, an independent registered public accounting firm, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2008 pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.    Other Information.

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

We believe that, between October 8, 2007 and February 29, 2008, Mr. Norensberg did not adequately provide the Services. Further, despite numerous attempts to contact Mr. Norensberg, we have not heard from him since approximately March 1, 2008. In addition, ANG did not provide us with any potential candidates to replace Mr. Norensberg. This has caused us material hardship in connection with, among other things, (a) our ability to prepare and timely file this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and (b) our ability to timely evaluate and report on the effectiveness of our disclosure controls and procedures in accordance with Section 404 of the Sarbanes Oxley Act of 2002.

As a result, we replaced Mr. Norensberg with Carlos D. Carrillo as of March 24, 2008, and have terminated the Agreement, effective as of such date.  However due to the distance of Mr. Carrillo from the offices of the Company, it was determined that he would not adequately provide the financial and accounting services that the Company required. As a result, we replaced Mr. Carrillo with J&R Business & Financial Consulting, LLC (“J&R”).  Effective October 1, 2008, we entered into an engagement agreement with J&R, pursuant to which, in consideration for a monthly fee of $5,000, J&R is to provide us with certain services (the "Services"), including making available to us Richard Pelletier to serve as our Chief Financial Officer.

As of April 15, 2009, the Company owed J&R $25,000 in outstanding fees, and is Currently in negotiations with J&R to issue unrestricted common stock at its current fair market value to J&R in consideration for its outstanding invoices.

PART III

Item 10.             Directors, Executive Officers and Corporate Governance

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

Name	Age	Offices Held

David Mladen	52	President, Chief Executive Officer and Director (principal executive officer)
Richard Pelletier	48	Chief Financial Officer (principal financial and accounting officer)
Vera Mladen	51	Director
Fedele Adduci	37	Director

David Mladen. Mr. Mladen has been our President and Chief Executive Officer, and a director of ours, since September 29, 2005. He is our sole officer and director. Mr. Mladen has been President of Eternal Enterprises, Inc., a real estate investing company, since 1997. Mr. Mladen has no additional directorships with reporting companies.

Richard Pelletier. Mr. Pelletier was named as our Chief Financial Officer, effective as of October 1, 2008. Mr. Pelletier has over 28 years of CPA experience Mr. Pelletier, received a BS from Bryant College, located in Smithfield, RI in 1981.

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

Involvement in Certain Legal Proceedings

During the past five years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons: (except as noted in Item 9 B above)

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

Audit Committee Financial Expert

The Securities Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an "audit committee financial expert" serving on its audit committee. Our board of directors has not yet established an audit committee. As such, our board has not yet appointed an audit committee financial expert. At this time, our directors believe it would be desirable to have an audit committee, and for the audit committee to have an audit committee financial expert serving on the committee. While informal discussions as to potential candidates have occurred, at this time no formal search process has commenced.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the rules there under require our officers and directors, and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended December 31, 2008, except that:

o	David Mladen did not file a Form 5 within forty-five (45) days after the end of fiscal 2007 to report changes in his beneficial ownership.

o	Neither Vera Mladen nor Fedele Adduci filed Form 3s to report their appointment as directors of ours.

o	Richard Pelletier did not file a Form 3 to report his appointment as our Chief Financial Officer.

Code of Ethics

We have not yet adopted a code of ethics policy. We intend to adopt a code of ethics policy in the future.

Item 11.             Executive Compensation

Summary Compensation

For the fiscal years ended December 31, 2008 and 2007, except as noted in Item 9b, and herein described, above, there has been no executive compensation to our named executive officers.

(1) In fiscal 2008, we provided rent-free apartments to Mr. Mladen and one of his family members in one of our Properties. As a result, we charged Mr. Mladen with a compensation expense in the aggregate amount of $6,000.

Outstanding Equity Awards at Fiscal Year-End

We have no outstanding equity awards as of the fiscal year ended December 31, 2008.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Except as noted above, through December 31, 2008, there were no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of ours which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the company or any subsidiary, any change in control, or a change in the person's responsibilities following a change in control:

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock as of the date hereof, by (i) each person known by us to be the beneficial owner of more than 5% of our Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of our Common Stock that may be acquired by an individual or group within sixty (60) days of the date hereof, pursuant to the exercise of options or warrants, or conversion of convertible securities, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 43,861,537 shares of Common Stock outstanding as of the date hereof.

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

Name And	Amount And
Address Of	Nature Of
Beneficial	Beneficial		Percent Of
Owner	Ownership		Class

David Mladen President, Chief Executive Officer and Director (principal executive officer)	43,810,616	(1)	96.73%

Richard Pelletier Chief Financial Officer (principal financial and accounting officer)	0		*

Vera Mladen Director	43,810,616	(2)	96.73%

Fedele Adduci Director	0		*

All Executive Officers and Directors as a Group (4 persons)	43,810,616	(1)	96.73%

* Denotes less than 1%

(1) Includes: (i) 30,000,000 shares of Common Stock currently held by Blue Rose Trust Fund, a trust controlled by David Mladen, (ii) 12,378,147 shares of Common Stock currently held by Mr. Mladen, (iii) 1,430,000 shares of Common Stock Mr. Mladen would receive upon the conversion of shares of Series A Preferred Stock he currently holds; and (iii) 2,469 shares of our Common Stock held by Excellency Investment Realty Trust I, LP, a company controlled by Mr. Mladen.

(2) Vera Mladen is deemed to beneficially own (i) 30,000,000 shares of Common Stock currently held by Blue Rose Trust Fund, a trust controlled by her husband David Mladen, (ii) 12,378,147 shares of Common Stock currently held by Mr. Mladen, (iii) 1,430,000 shares of Common Stock Mr. Mladen would receive upon the conversion of shares of Series A Preferred Stock he currently holds; and (iii) 2,469 shares of our Common Stock held by Excellency Investment Realty Trust I, LP, a company controlled by Mr. Mladen.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As is discussed in Note 6 to the financial statements, The Company provided a rent-free apartment to David Mladen, its majority shareholder and an officer and director. As a result, the Company has recorded compensation expense to David Mladen in the aggregate amount of $6,000, for the year ended December 31, 2008, which was the fair value of apartment rental.

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

For the year ended December 31, 2008, we paid Mr. Mladen a total of $306,971 of principal due under his portion of the LP Notes.  For the year ended December 31, 2007, we paid Mr. Mladen a total of $201,862 of  principal and $158,608 of interest due under his portion of the LP Notes. As of December 31, 2008 and 2007, the total amount due under the LP Notes was $2,166,698 and $2,292,871 respectively.

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

Item 14.             Principal Accounting Fees and Services

We paid M&K CPAS, PLLC audit and review fees of approximately $30,000 for 2007 and $65,000 for 2008.  Additionally, our previous accountant, Weinberg and Company, was paid audit and review fees of approximately $154,568 for 2007.

Tax Fees. We have not paid any money for tax related services.

All Other Fees.  We have not paid any money for audit related fees.

Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as our audit committee, approved the engagement of M&K CPAS, PLLC.

Item 15.             Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibit
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

EXCELLENCY INVESTMENT REALTY TRUST, INC.

Dated: April 15, 2009	By:	/s/ David Mladen
David Mladen
President, Chief Executive Officer and
Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Mladen	President, Chief Executive Officer, Director (Principal Executive Officer)	April 15, 2009
David Mladen

/s/ Richard Pelletier	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2009
Richard Pelletier

/s/ Vera Mladen	Director	April 15, 2009
Vera Mladen

/s/ Fedele Adduci	Director	April 15, 2009
Fedele Adduci