Form 10-Q
period 2009-03-31
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2009-05-15
CIK 1286218

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of May 14, 2009: 43,861,537 shares of common stock, with a par value of $0.01 per share.

PART I
Financial Information

Item 1.	Financial Statements.

As used herein, the term “Excellency” refers to Excellency Investment Realty Trust, Inc., a Maryland corporation, and its subsidiaries and predecessors unless otherwise indicated.  Unaudited, interim, condensed, consolidated financial statements including a balance sheet for Excellency as of the period March 31, 2009, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are set forth below in this report.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and December 31, 2008
(unaudited)

	March 31,	December 31,
ASSETS	2009	2008
Real Estate
Land	$811,402	$811,402
Building and improvements	5,001,053	5,001,053
	5,812,455	5,812,455
Less: accumulated depreciation	(1,605,702)	(1,553,962)
	4,206,753	4,258,493

Cash and cash equivalents	11,971	47,268
Accounts receivable-tenants, net of allowance for doubtful accounts of $825,004 at 3/31/09 and $820,795 at 12/31/08	7,314	8,254
Deferred financing costs, net of accumulated amortization of of $29,294 at 3/31/09 and $23,985 at 12/31/08	135,915	139,224
Escrow account	30,230	80,677
Other assets	-	95
TOTAL ASSETS	$4,392,183	$4,534,011

LIABILITIES AND STOCKHOLDERS' DEFICIT

Mortgage notes payable	$7,859,234	$7,890,446
Promissory notes payable-related party	2,086,001	2,166,698
Security deposits	111,801	116,136
Line of credit - checking overdraft protection	341	-
Line of credit -White Knight Management	65,234	70,991
Accounts payable and accrued expenses	406,885	420,211
Accured interest payable - related party	244,466	216,522
Accrued Registration Rights Penalty and contingent portion	8,709,394	8,169,394
TOTAL LIABILITIES	19,483,356	19,050,398

Minority Interest	152,958	149,024

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 1,000,000 shares authorized; Series A Convertible Preferred Stock, par value $0.01, 10,000 shares authorized, 10,000 issued and outstanding, as of March 31, 2009 and December 31, 2008. Aggregate liquidation preference of $9,100 ($0.91 per share)	100	100
Common stock, par value $0.01, 200,000,000 shares authorized, 43,861,537 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively.	438,615	438,615
Treasury stock, at cost- 2,469 shares	(34,168)	(34,168)
Additional paid-in capital	1,848,439	1,846,939
Accumulated deficit	(17,497,117)	(16,916,897)
TOTAL STOCKHOLDERS’ DEFICIT	(15,244,131)	(14,665,411)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,392,183	$4,534,011

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (RESTATED)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
		(RESTATED)

Rental revenue	$460,653	$493,416

Operating expenses:
Property operating costs	196,197	273,301
General and administrative	112,726	106,857
Depreciation and amortization	55,051	53,617
Total operating expenses	363,974	433,775

Operating income	96,679	59,641

Non-operating (expenses) and income:
Interest expense	(138,190)	(163,252)
Other income	71	307
Loss on registration rights penalty	(540,000)	(1,833,473)
Total non-operating expenses	(678,119)	(1,996,418)

Minority Interest	1,220	1,294

Net Loss	$(580,220)	$(1,935,483)

Loss per share — basic and diluted	(0.01)	(0.04)

Weighted average common shares outstanding basic and diluted	43,861,537	43,736,071

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (RESTATED)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(580,220)	$(1,935,483)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority Interest Expenses	(1,220)	(1,294)
Compensation expense added as paid in capital	1,500	1,500
Amortization of Deferred Financing Costs	3,309	3,502
Depreciation expense	51,742	50,115
Bad debt expense	4,209	44,369
Loss on registration rights penalty	540,000	1,628,721
Changes in operating assets and liabilities:
Accounts receivable	(3,269)	(8,213)
Escrow	50,447	35,038
Other Assets	95	11,136
Accounts payable and accrued expenses	(8,174)	108,455
Accrued interest payable - related party	27,944	38,586
Security Deposits	(4,335)	(5,999)
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	82,028	(29,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit	341	48,177
Payments on Related Party debt	(80,697)	(123,718)
Payments on White Knight Management line of credit	(5,757)	-
Payments on Mortgage Notes Payable	(31,212)	(29,507)
CASH USED FOR FINANCING ACTIVITIES	(117,325)	(105,048)

NET DECREASE IN CASH	(35,297)	(134,615)

CASH AT BEGINNING OF YEAR	47,268	241,549

CASH AT YEAR END	$11,971	$106,934

NON-CASH TRANSACTIONS
Conversion of preferred into common stock	-	1,430

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	220,237	147,169
Cash paid for Income Taxes	-	-

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
JANUARY 1, 2007 THROUGH  MARCH 31, 2009
(unaudited)

	Preferred Stock				Additional		Treasury
	Series A		Common Stock		Paid-in	Accumulated	Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	at Cost	Total

Balance at January 1, 2007	11,000	$110	43,618,537	$436,185	$1,835,359	$(8,130,173)	$(34,168)	$(5,892,687)

								-
Conversion of preferred stock	(1,000)	(10)	143,000	1,430	(1,420)	-	-	-
Net loss	-	-	-	-	-	(6,621,450)	-	(6,621,450)
								-
Balance at December 31, 2007	10,000	$100	43,761,537	$437,615	$1,833,939	$(14,751,623)	$(34,168)	$(12,514,137)

Compensation Expense					6,000			6,000
Shares issued for Services			100,000	1,000	7,000			8,000
Net (loss)	-	-	-	-	-	(2,165,274)	-	(2,165,274)
								-
Balance at December 31, 2008	10,000	$100	43,861,537	$438,615	$1,846,939	$(16,916,897)	$(34,168)	$(14,665,411)

Compensation Expense					1,500			1,500
Net (loss)						(580,220)		(580,220)

Balance at March 31, 2009	10,000	$100	43,861,537	$438,615	$1,848,439	$(17,497,117)	$(34,168)	$(15,244,131)

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

Unaudited Consolidated Financial Statements

The March 31, 2009 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This quarterly report on Form 10-Q should be read in conjunction with Annual Report on Form 10-K for Excellency Investment Realty Trust, Inc. ("Excellency" and "the Company") for the year ended December 31, 2008. The December 31, 2008 consolidated balance sheet is derived from the audited balance sheet included therein.

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

FIN 46R, which amended FIN 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. White Knight Management, LLC is now considered a VIE and the Company its primary beneficiary both as of March 31, 2009 and 2008.

NOTE 2 - BASIS OF PRESENTATION AND CHANGES IN OR NEW ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through March 31, 2009. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The accompanying consolidated financial statements include accounts of White Knight Management, LLC. in which the Company has a controlling financial interest.   The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest. The Company has determined that White Knight Management, LLC is a VIE and that the Company is the primary beneficiary as of March 31, 2009 and 2008.

Loss Per Common Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock and treasury shares were not included in the computation of diluted loss per share because that would have diluted earnings per share that had a basic loss per share of $0.01 and $0.04, for the three months ended March 31, 2009 and 2008, respectively.

Recent Accounting Pronouncements and Interpretations

The Company does not expect any recently issued accounting pronouncements to have a material impact on its financial statements.

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

Note 3 – GOING CONCERN

The Company has suffered recurring losses from operations. During the three months ended March 31, 2009, the Company had a net loss of ($580,220), and has a net accumulated deficit of $17,497,117 as of March 31, 2009, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2009 and December 31, 2008, the LP Notes payable were $2,086,001 and $2,166,698, respectively.

Principal payment maturities on the related party notes outstanding at March 31, 2009 are:

Fiscal
Year	Amount
2009	$-
2010	2,086,001
2011	-
2012	-
2013	-
Thereafter	-
Total	$2,086,001

Mortgage Notes Payable

On December 27, 2005, the Company borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp. ("Astoria"), in connection with the refinancing of the Properties, evidenced by eight notes payable (the "Mortgage Notes"). The initial interest rate on the Mortgage Note of 5.625% will remain in effect for eighty four (84) months. Thereafter, the Mortgage Notes bear interest at a rate equal to the five (5) year "Fixed Rate Advance" as determined by the Federal Home Bank of New York, plus two and one half percent (2.5%), rounded to the nearest one-eighth of one percent (0.125%) and the interest rate will be adjusted every sixty (60) months. The loans are repayable in monthly installments of principal and interest (which total $43,040), due on the first day of each month, commencing February 1, 2006. The principal and interest payments are based on a 360 month amortization. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be due.

The Mortgage Notes are collateralized by each respective Property.  David Mladen, the Company's majority stockholder and an officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. The Company incurred approximately $178,000 of deferred financing costs related to these loans, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense, calculated using the effective interest method, was $3,309 and $3,502 for the three months ended March 31, 2009 and 2008, respectively.

The following sets forth the amounts outstanding on each of the Notes as of March 31, 2009, and the required monthly principal and interest payments:

	Monthly	Mortgage
	Principal &	Prin. Bal.
Property	Interest	3/31/2009

56 Webster	2,763	$458,713
270 Laurel	10,301	1,911,292
252 Laurel	2,897	558,097
243 - 255 Laurel	5,710	1,077,969
21 Evergreen	3,781	672,774
117-145 S. Marshall	7,454	1,368,485
154-160A Collins	6,695	1,246,162
360 Laurel	3,439	565,742

	43,040	$7,859,234

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

Principal payment maturities on the mortgage outstanding at March 31, 2009 are:

Fiscal
Year	Amount
2009	$96,308
2010	134,881
2011	142,667
2012	150,903
2013	158,845
Thereafter	7,175,630
Total	$7,859,234

Note 5 – RELATED PARTY TRANSACTIONS

Rent-Free Apartments

The Company provided a rent-free apartment to David Mladen, its majority shareholder and an officer and director. As a result, the Company has recorded compensation expense to David Mladen in the aggregate amount of $1,500, for the three months ended March 31, 2009 and 2008, which was the fair value of apartment rental.

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

As of March 31, 2009, the Resale Registration Statement had still not been filed, and the accrued liability of $540,000 had veen recorded, resulting in a balance of $4,964,000.

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

On February 2, 2007, the Company filed a request to withdraw the Registration Statement with the Commission. Mr. Mladen had agreed to waive the liquidated damages which were due to him through June 30, 2007, but as a result of the withdrawal of the Registration Statement the contingent liability increased to $4,071,921 as of December 31, 2007, and the accrued liability increased to $4,424,000 as of December 31, 2008 and $4,964,000 as of March 31, 2009.

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

Previously under View C of EITF 05-4, (i) registration rights with these characteristics were accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative were classified as equity instruments. The Company has adopted EITF 00-19-2 and as a result no longer classifies these registration rights as a derivative instrument. Due to the probable loss, the Company, with the help of a valuation specialist, determined the likely settlement to be $3,745,394  at March 31, 2009 and  December 31, 2008, which is accrued as a contingent liability.   This contingent liability combined with the accrued penalty of $4,964,000 discussed above, results in a total registration rights liability of $8,709,394 at March 31, 2009.

Note 7 – CONTINGENCY

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

Litigation:

Securities and Exchange Commission v. Excellency Investment Realty Trust, Inc. and David D. Mladen, Case No. 308CV01583 filed in the United Stated District Court District of Connecticut on October 16, 2008.  The case was filed by the SEC alleging that a market manipulation scheme in which Defendants Excellency Investment Realty Trust, Inc. and David D. Mladen, our president, chief executive officer and majority shareholder, allegedly engaged in a number of transactions designed to artificially inflate the price of our common stock by making purchases and sales in the stock.  After this case had been pending for a number of months, on April 28, 2009, at a settlement conference before the U.S. Magistrate Judge, an agreement in principal was reached between the Securities and Exchange Commission, David Mladen and the Company that, if accepted by the SEC and the U.S. District Court, will result in the final settlement of this case; however, the form of the settlement documents have not yet been approved by the parties as of the filing date of this Form 10-Q.

Note 8 – PROPERTY, PLANT AND EQUIPMENT

Property, Equipment, Land, Buildings and Improvements are recorded at cost.  Buildings and Improvements are depreciated over 27.5 years using the straight line method of depreciation.  Depreciation expense was $51,742 and $50,115 for the three months ended March 31, 2009 and 2008, respectively.  Total accumulated depreciation was $1,605,702 and $1,553,962 as of March 31, 2009 and December 31, 2008 respectively.  Expenditures for maintenance and repairs, which do not generally extend the useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of income in the year of disposal.

These assets serve as collateral for the mortgages notes that they are financed by.

Note 9 – CONSOLIDATED VARIABLE INTEREST ENTITY

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

Included in the balances consolidated are a line of credit with a balance of $65,234 and $70,991 as of March 31, 2009 and December 31, 2008, respectively.  Also consolidated are cash balances of approximately $964 and $3,000 at March 31, 2009 and December 31, 2008, respectively.  Since Excellency Investment Realty Trust does not own any interest in White Knight Management, the interest expense recorded on the line of credit is excluded from net income on the consolidated statement of operations.

Note 10 – RESTATEMENT

The Company has restated its previously issued March 31, 2008 consolidated financial statements for matters related to the following previously reported items: asset impairment, improvements, accounts receivable, deferred financing costs, other assets, line of credit, accrued expenses, accrued registration rights penalty, minority interest, additional paid in capital, rental revenue, operating expenses, general and administrative expenses, depreciation, and interest expense. The accompanying financial statements for the three months ended March 31, 2008 have been restated to reflect the corrections in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Change and Error Corrections”. This restatement is primarily due to the lack of adequate records to support the previously reported 2008 items.  The loss per share increased (.00) to (0.04) per share as a result of these changes.  The following is a summary of the restatements for March 31, 2008:

	Previously	Net
	Reported	Change	Restated

Rental revenue	$519,793	$(26,377)	$493,416

Operating expenses:
Property operating costs	282,290	$(8,989)	273,301
General and administrative	106,032	$825	106,857
Depreciation and amortization	38,323	$15,294	53,617
Total operating expenses	426,645	7,130	433,775

Operating income	93,148	(33,507)	59,641

Non-operating (expenses) and income:
Interest expense	(152,642)	(10,610)	(163,252)
Other income	307	-	307
Realized loss from sales of trading securities	-	-	-
Asset Impairment	-	-	-
Loss on registration rights penalty	-	(1,833,473)	(1,833,473)
Total non-operating expenses	(152,335)	(1,844,083)	(1,996,418)

Minority Interest	-	1,294	1,294

Net Loss	$(59,187)	$(1,876,296)	$(1,935,483)

Loss per share — basic and diluted	$(0.00)	-	$(0.04)

Weighted average common shares outstanding basic and diluted	43,761,537	-	43,761,537

Description of Net Change:

Rental revenue was reduced to properly report rental revenue versus security deposits.

Property operating costs were increased mainly to reflect a more conservative calculation of bad debt expense, additional accrued property taxes, and additional accrued CNG utilities expense.

General and administrative expenses were increased due mainly to the accrual of additional insurance.

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

The discussion and financial statements contained herein are for the three months ended March 31, 2009 and 2008.  The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

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

As of March 31, 2009 and 2008, we have consolidated our financial statements with White Knight.  In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), an interpretation of Accounting Research Bulletin No. 51, a variable-interest entity ("VIE") is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.

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

The following sets forth certain material terms of each of the Notes as of March 31, 2009:

	Monthly Principal &	Mortgage Prin. Bal.
Property	Interest	3/31/2009

56 Webster	2,763	$458,713
270 Laurel	10,301	1,911,292
252 Laurel	2,897	558,097
243 - 255 Laurel	5,710	1,077,969
21 Evergreen	3,781	672,774
117-145 S. Marshall	7,454	1,368,485
154-160A Collins	6,695	1,246,162
360 Laurel	3,439	565,742

	43,040	$7,859,234

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

As of March 31, 2009, the total amount due under the LP Notes was $2,086,001.

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

The Resale Registration Statement was filed on November 29, 2006.  However, On February 2, 2007, the Company filed a request to withdraw the Registration Statement with the Commission. Mr. Mladen had agreed to waive the liquidated damages which were due to him through June 30, 2007, but as a result of the withdrawal of the Registration Statement the contingent liability increased to $4,071,921 as of December 31, 2007, and the accrued liability increased to $4,424,000 as of December 31, 2008, and $4,964,000 as of March 31, 2009.

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

We have adopted EITF 00-19-2 and as a result no longer classify these registration rights as a derivative instrument.  With the help of a valuation specialist, we determined the likely settlement to be $3,745,494 as of December 31, 2008.  The analysis assumed an effective registration would not be achieved by March 31, 2009 and as a result the contingent liability remains unchanged.

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

Results of Operations

As of March 31, 2009 and 2008 we owned interests in eight Properties.  Details on the Properties are as follows:

		March 31, 2009	March 31, 2008

Name of Property	Units	Occupancy %	Occupancy %

252 Laurel St	18	100%	94%
Hartford,06105

243 Laurel St	34	97%	97%
Hartford,06105
255 Laurel St
Hartford,06105

270 Laurel St	77	95%	95%
Hartford,06105

117-145 S.Marshall	43	100%	98%
Hartford,06105

154-160A Collins St	41	95%	97%
Hartford,06105

56 Webster St	16	100%	95%
Hartford, 06114

360 Laurel St	18	0%	90%
Hartford,CT	Under Renovation

21 Evergreen	24	83%	96%
Hartford, 06105

Comparison Of Operations For The Three Months Ended March 31,  2009 To The Three Months Ended March 31, 2008

The following summarizes changes in our operations for the three-month periods ended March 31, 2009 and 2008.  We had a net loss of $580,220 for three month period ended March 31, 2009, compared to a net loss of $2,017,290 for the three-month period ended March 31, 2008.  One of the main reasons for this reduction was a decrease in our property operating costs of $173,330.  In addition, in the three-month period ended March 31, 2009,  we incurred a loss on registration rights penalty of  $540,000, and $1,833,473 for the three month period ended March 31, 2008.

Rental Revenue

Revenues decreased $32,763, to $460,653 from $493,416, or approximately 7%, in the three-month period ended March 31, 2009, compared to the same period in the prior year.  This decrease was primarily related to the renovation of our property located at 360 Laurel Street, which is currently vacant.

Property Operating Costs

Property operating costs decreased $173,330, to $196,197 from $369,527, or approximately 47%, in the first quarter of 2009 as compared to same period in 2008.  The decrease was primarily related to a write off of accounts receivable to bad debt expense in 2008, and a reduction in our utilities costs.

General and Administrative

General and administrative expense remained relative constant for the the three-month periods ended March 31, 2009 and 2008.

Depreciation and Amortization

Depreciation and amortization expense in the three-month period ended March 31, 2009 was $55,051 as compared to $53,617, for the prior year.

Interest Expense

Interest expense decreased $25,062, to $136,970 from $163,252, or approximately 15%, in the three-month period ended March 31, 2009, as compared to same period in 2008.  The reason for this decrease was primarily related to decreased interest on outstanding promissory notes, due to principal repayments.

Loss on Registration Rights Penalty

In the three-month period ended March 31, 2009, we had a loss on registration rights penalty of $540,000, resulting from our failure to satisfy certain registration requirements, as further described in the "Liquidated Damages" section above.  For the same period in 2008, the loss was $1,833,473 due to a revaluation of the penalty by professional appraisers.

Liquidity and Capital Resources

As of March 31, 2009, our cash and cash equivalents were $11,971.  This represents a decrease of $35,297 from the beginning of our fiscal year.  All cash and cash equivalents are held in money market or checking accounts.

As of March 31, 2009, we had a net stockholders' deficit of $15,244,131.

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

Uses of Capital

Net Cash From Operations

During the three months ended March 31, 2009, $82,028 was provided by operations, compared to $29,567 used in operations during the same period in fiscal 2008.  The main reasons for this change were a $1,355,263 reduction in our net loss for the three months ended March 31, 2009, as compared to the same period in the previous year, partially offset by an increase in our reserve for loss on registration rights penalty of $1,628,721, and a reduction of $116,629 in our accounts payable and accrued expenses for the period.

Net Cash From Financing Activities

During the three month period ended March 31, 2009, we used $117,325 in financing activities, compared to $105,048 used in financing activities during the same period in 2008.

Critical Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through March 31, 2009. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The accompanying consolidated financial statements include accounts of White Knight Management, LLC. in which the Company has a controlling financial interest.   The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest. The Company has determined that White Knight Management, LLC is a VIE and that the Company is the primary beneficiary as of March 31, 2009 and 2008.

Loss Per Common Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock and treasury shares were not included in the computation of diluted loss per share because that would have diluted earnings per share that had a basic loss per share of $0.01 and $0.04, for the three months ended March 31, 2009 and 2008, respectively.

Recent Accounting Pronouncements and Interpretations

The Company does not expect any recently issued accounting pronouncements to have a material impact on its financial statements.

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

Going Concern

The Company has suffered recurring losses from operations. During the three months ended March 31, 2009, the Company had a net loss of ($580,220), and has a net accumulated deficit of $17,497,117 as of March 31, 2009, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of March 31, 2009, were as follows:

		Less Than			Over
	Total	1 year	2-3 years	4-5 years	5 years
Mortgage notes payable	7,859,234	96,308	277,548	309,748	7,175,630
Promissory notes payable - related party	2,086,001	-	2,086,001	-	-
Line of Credit	65,575	65,575	-	-	-

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

During our review of controls for the audited period ended December 31, 2008, and in the process of preparing our Annual Report, our management discovered that there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the preparation of the Annual Report were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principals (GAAP); (iii) inadequate security over information technology and (iv) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses, and still exist as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

PART II
Other Information

Item 1.	Legal Proceedings.

Securities and Exchange Commission v. Excellency Investment Realty Trust, Inc. and David D. Mladen, Case No. 308CV01583 filed in the United Stated District Court District of Connecticut on October 16, 2008.  The case was filed by the SEC alleging that a market manipulation scheme in which Defendants Excellency Investment Realty Trust, Inc. and David D. Mladen, our president, chief executive officer and majority shareholder, allegedly engaged in a number of transactions designed to artificially inflate the price of our common stock by making purchases and sales in the stock.  After this case had been pending for a number of months, on April 28, 2009, at a settlement conference before the U.S. Magistrate Judge, an agreement in principal was reached between the Securities and Exchange Commission, David Mladen and the Company that, if accepted by the SEC and the U.S. District Court, will result in the final settlement of this case; however, the form of the settlement documents have not yet been approved by the parties as of the filing date of this Form 10-Q.

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended March 31, 2009, and subsequent period through the date hereof, we did not issue any unregistered securities.

Item 3.	Defaults Upon Senior Securities.

During the three-month period ended March 31, 2009, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the three-month period ended March 31, 2009, or subsequent period through the date hereof.

Item 5.	Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended March 31, 2009, or subsequent period through the date hereof, that we did not report.

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
_______
*      Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELLENCY INVESTMENT REALTY TRUST, INC.

Date: May 15, 2009.

	By	/s/ David Mladen
David Mladen, Chief Executive Officer

	By	/s/ Richard Pelletier
Richard Pelletier, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Mladen	President, Chief Executive Officer and Director	May 15, 2009
/s/ Richard Pelletier	Chief Financial Officer	May 15, 2009