Form 10-Q
period 2009-06-30
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2009-08-19
CIK 1286218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 000-50675

Excellency Investment Realty Trust, Inc.
(Exact name of registrant as specified in its charter)
Maryland	20-8635424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 39th Floor New York, New York	10167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 719-2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 17,2009: 43,861,537 shares of common stock, with a par value of $0.01 per share.

PART I
Financial Information

Item 1.	Financial Statements

As used herein, the term “Excellency” refers to Excellency Investment Realty Trust, Inc., a Maryland corporation, and its subsidiaries and predecessors unless otherwise indicated.  Unaudited, interim, condensed, consolidated financial statements including a balance sheet for Excellency as of the period June 30, 2009, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are set forth below in this report.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Real Estate
Land	$811,402	$811,402
Building and improvements	5,001,053	5,001,053
	5,812,455	5,812,455
Less: accumulated depreciation	(1,657,444)	(1,553,962)
	4,155,011	4,258,493

Cash and cash equivalents	12,955	47,268
Accounts receivable-tenants, net of allowance for doubtful
accounts of $872,522 at 6/30/09 and $820,795 at 12/31/08	5,933	8,254
Deferred financing costs, net of accumulated amortization of
of $44,978 at 6/30/09 and $37,163 at 12/31/08	132,542	139,224
Escrow account	87,225	80,677
Other assets	-	95
TOTAL ASSETS	$4,393,666	$4,534,011

LIABILITIES AND STOCKHOLDERS' DEFICIT

Mortgage notes payable	$7,823,871	$7,890,446
Promissory notes payable-related party	2,022,426	2,166,698
Security deposits	106,030	116,136
Line of credit -White Knight Management	74,583	70,991
Accounts payable and accrued expenses	459,498	420,211
Accured interest payable - related party	280,440	216,522
Accrued Registration Rights Penalty and contingent portion	9,249,394	8,169,394
TOTAL LIABILITIES	20,016,242	19,050,398

Minority Interest	146,534	149,024

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 1,000,000 shares authorized;
Series A Convertible Preferred Stock, par value $0.01, 10,000 shares authorized, 10,000 issued and outstanding, as of June 30, 2009 and December 31, 2008. Aggregate liquidation
preference of $9,100 ($0.91 per share)	100	100
Common stock, par value $0.01, 200,000,000 shares authorized, 43,861,537
issued and outstanding as of June 30, 2009 and December 31, 2008 respectively.	438,615	438,615
Treasury stock, at cost- 2,469 shares	(34,168)	(34,168)
Additional paid-in capital	1,849,939	1,846,939
Accumulated deficit	(18,023,596)	(16,916,897)
TOTAL STOCKHOLDERS’ DEFICIT	(15,769,110)	(14,665,411)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,393,666	$4,534,011

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (RESTATED)
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		(RESTATED)		(RESTATED)

Rental revenue	$463,177	$377,341	$923,830	$870,758

Operating expenses:
Property operating costs	157,257	242,769	353,454	516,069
General and administrative	93,714	67,023	206,441	173,880
Depreciation and amortization	55,115	52,741	110,166	105,484
Total operating expenses	306,086	362,533	670,061	795,433

Operating income	157,091	14,808	253,769	75,325

Non-operating (expenses) and income:
Interest expense	(145,075)	(160,820)	(283,265)	(324,072)
Other income	295	137	366	444
Loss on registration rights penalty	(540,000)	-	(1,080,000)	(1,833,473)
Total non-operating expenses	(684,780)	(160,683)	(1,362,899)	(2,157,101)

Minority Interest	1,211	1,294	2,431	2,588

Net Loss	$(526,478)	$(144,581)	$(1,106,699)	$(2,079,188)

Loss per share — basic and diluted	(0.01)	(0.00)	(0.03)	(0.05)

Weighted average common shares outstanding basic and diluted	43,861,537	43,761,537	43,861,537	43,761,537

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(1,106,699)	$(2,079,188)
Adjustments to reconcile net income to net cash
provided by (used in) operationing activities:
Minority Interest Expenses	(2,431)	(2,588)
Compensation expense added as paid in capital	3,000	3,000
Amortization of Deferred Financing Costs	6,682	7,004
Depreciation expense	103,484	98,480
Bad debt expense	51,727	113,938
Loss on registration rights penalty	1,080,000	1,833,473
Changes in operating assets and liabilities:
Accounts receivable	(49,408)	(416,510)
Escrow	(6,548)	-
Other Assets	95	(2,514)
Accounts payable and accrued expenses	39,228	35,841
Accrued interest payable - related party	63,918	78,085
Security Deposits	(10,106)	(19,015)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	172,942	(349,994)

CASH FLOWS FROM FINANCING ACTIVITIES
Conributions of capital	-	235,314
Borrowings on Related Party debt	-	155,798
Payments on Related Party debt	(144,272)	(216,209)
Borrowings on White Knight Management line of credit	3,592	48,177
Payments on Mortgage Notes Payable	(66,575)	(59,435)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(207,255)	163,645

NET DECREASE IN CASH	(34,313)	(186,350)

CASH AT BEGINNING OF YEAR	47,268	241,551

CASH AT YEAR END	$12,955	$55,201

NON-CASH TRANSACTIONS
Conversion of preferred into common stock	-	1,430

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	365,269	291,660
Cash paid for Income Taxes	-	-

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT JANUARY 1, 2007 THROUGH JUNE 30, 2009 (unaudited)

	Preferred Stock
	Series A		Common Stock		Paid-in	Accumulated	Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	at Cost	Total

Balance at January 1, 2007	11,000	$110	43,618,537	$436,185	$1,835,359	$(8,130,173)	$(34,168)	$(5,892,687)

								-
Conversion of preferred stock	(1,000)	(10)	143,000	1,430	(1,420)	-	-	-
Net loss	-	-	-	-	-	(6,621,450)	-	(6,621,450)
								-
Balance at December 31, 2007	10,000	$100	43,761,537	$437,615	$1,833,939	$(14,751,623)	$(34,168)	$(12,514,137)

Compensation Expense					6,000			6,000
Shares issued for Services			100,000	1,000	7,000			8,000
Net (loss)	-	-	-	-	-	(2,165,274)	-	(2,165,274)
								-
Balance at December 31, 2008	10,000	$100	43,861,537	$438,615	$1,846,939	$(16,916,897)	$(34,168)	$(14,665,411)

Compensation Expense					3,000			3,000
Net (loss)						(1,106,699)		(1,106,699)

Balance at June 30, 2009	10,000	$100	43,861,537	$438,615	$1,849,939	$(18,023,596)	$(34,168)	$(15,769,110)

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

Unaudited Consolidated Financial Statements

The June 30, 2009 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This quarterly report on Form 10-Q should be read in conjunction with Annual Report on Form 10-K for Excellency Investment Realty Trust, Inc. ("Excellency" and "the Company") for the year ended December 31, 2008. The December 31, 2008 consolidated balance sheet is derived from the audited balance sheet included therein.

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

FIN 46R, which amended FIN 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. White Knight Management, LLC is now considered a VIE and the Company its primary beneficiary both as of June 30, 2009 and 2008.

David D. Mladen (“Mr. Mladen”), a Director, President and the Chief Executive Officer of the Company resigned his positions as of August 13, 2009. Mr. Mladen voluntarily resigned in his capacities in keeping with the agreement reached in settlement of the civil litigation previously initiated by the U.S. Securities and Exchange Commission against the Company and Mr. Mladen, individually. Mr. Mladen’s agreement, as it relates to his inability to serve as an Officer or Director of the Company, which is to not serve as an Officer or a Director for a period of five (5) years, was approved by the United States District Court, District of Connecticut in SEC v. Excellency Investment Realty Trust, Inc. and David D. Mladen, Case No. 3:08-cv-0158-JBA, by Final Judgment dated July 15, 2009, which becomes non-appealable on August 17, 2009.  There is no disagreement between Mr. Mladen and the Company regarding his voluntary resignation announced in this Form 8-K, as settlement of the SEC litigation by consenting to the five year bar that was included in the Final Judgment was believed to be in the Company’s and Mr. Mladen’s best interest.

Effective prior to the date and time of Mr. Mladen’s voluntary resignation as an Officer and Director of the Company, Gorica Adduci, who has worked in the real estate industry for quite some time, was appointed by the Directors of the Company as a replacement Director, President and the Interim Chief Executive Officer to replace those roles historically filled by Mr. Mladen until the next regularly scheduled meeting of shareholders where Directors stand for re-election.

Although the terms and conditions of Mr. Mladen’s consulting agreement entered into with the Company have not yet been finalized, Mr. Mladen has preliminarily agreed to remain available to the Company’s management as a consultant to provide consulting services that may be requested of him by the Company’s management from time-to-time.

NOTE 2 - BASIS OF PRESENTATION AND CHANGES IN OR NEW ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through June 30, 2009. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The accompanying consolidated financial statements include accounts of White Knight Management, LLC. in which the Company has a controlling financial interest.   The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest. The Company has determined that White Knight Management, LLC is a VIE and that the Company is the primary beneficiary as of June 30, 2009 and 2008.

Loss Per Common Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock and treasury shares were not included in the computation of diluted loss per share because that would have diluted earnings per share that had a basic loss per share of $0.03 and $0.05, for the six months ended June 30, 2009 and 2008, respectively.

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

Note 3 – GOING CONCERN

The Company has suffered recurring losses from operations. During the six months ended June 30, 2009, the Company had a net loss of ($1,106,699), and has a net accumulated deficit of $18,023,596 as of June 30, 2009, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2009 and December 31, 2008, the LP Notes payable were $2,022,426 and $2,166,698, respectively.

Principal payment maturities on the related party notes outstanding at June 30, 2009 are:

Fiscal
Year	Amount
2009	$-
2010	2,022,426
2011	-
2012	-
2013	-
Thereafter	-
Total	$2,022,426

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

The Mortgage Notes are collateralized by each respective Property.  David Mladen, the Company's majority stockholder and an officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. The Company incurred approximately $178,000 of deferred financing costs related to these loans, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense, calculated using the effective interest method, was $6,682 and $7,004 for the six months ended June 30, 2009 and 2008, respectively.

The following sets forth the amounts outstanding on each of the Notes as of June 30, 2009, and the required monthly principal and interest payments:

	Monthly	Mortgage
	Principal &	Prin. Bal.
Property	Interest	6/30/2009

56 Webster	2,763	456,862
270 Laurel	11,513	1,903,594
252 Laurel	3,362	555,850
243 - 255 Laurel	6,493	1,073,627
21 Evergreen	4,053	670,065
117-145 S. Marshall	8,243	1,359,265
154-160A Collins	7,507	1,241,144
360 Laurel	3,408	563,464
	47,342	7,823,871

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

Principal payment maturities on the mortgage outstanding at June 30, 2009 are:

Fiscal Year	Amount
2009	$60,945
2010	134,881
2011	142,667
2012	150,903
2013	158,845
Thereafter	7,175,630
Total	$7,823,871

Note 5 – RELATED PARTY TRANSACTIONS

Rent-Free Apartments

The Company provided a rent-free apartment to David Mladen, its majority shareholder and an officer and director. As a result, the Company has recorded compensation expense to David Mladen in the aggregate amount of $3,000, for the six months ended June 30, 2009 and 2008, which was the fair value of apartment rental.

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

As of June 30, 2009, the Resale Registration Statement had still not been filed, and the accrued liability of $1,080,000 had been recorded, resulting in a balance of $5,504,000, which combined with a contingent liability of $3,745,394 totaled $9,249,394 as shown on the June 30, 2009 balance sheet.

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

On February 2, 2007, the Company filed a request to withdraw the Registration Statement with the Commission. Mr. Mladen had agreed to waive the liquidated damages which were due to him through June 30, 2007, but as a result of the withdrawal of the Registration Statement the accrued registration rights penalty increased to $8,169,394 as of December 31, 2008 and $9,249,394 as of June 30, 2009.

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

Litigation:

Securities and Exchange Commission v. Excellency Investment Realty Trust, Inc. and David D. Mladen, Case No. 308CV01583 filed in the United Stated District Court District of Connecticut on October 16, 2008.  The case was filed by the SEC alleging that a market manipulation scheme in which Defendants Excellency Investment Realty Trust, Inc. and David D. Mladen, our president, chief executive officer and majority shareholder, allegedly engaged in a number of transactions designed to artificially inflate the price of our common stock by making purchases and sales in the stock.  After this case had been pending for a number of months, on July 14, 2009, a final judgment was filed in the US District Court of New Haven, CT.  It was ordered that David D. Mladen is prohibited for five years following the date of the filing from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act.  Additionally, Mr. Mladen was ordered to pay a disgorgement of $5,000, representing profits gained as a result of the conduct alleged in the original complaint, together with prejudgment interest of $254.  Finally, Mr. Mladen was ordered to pay a civil penalty in the amount of $50,000.

David D. Mladen (“Mr. Mladen”), resigned his positions as of August 13, 2009. Mr. Mladen voluntarily resigned in his capacities in keeping with the agreement reached in settlement of the civil litigation previously initiated by the U.S. Securities and Exchange Commission against the Company and Mr. Mladen, individually. Mr. Mladen’s agreement, as it relates to his inability to serve as an Officer or Director of the Company, which is to not serve as an Officer or a Director for a period of five (5) years, was approved by the United States District Court, District of Connecticut in SEC v. Excellency Investment Realty Trust, Inc. and David D. Mladen, Case No. 3:08-cv-0158-JBA, by Final Judgment dated July 15, 2009, which becomes non-appealable on August 17, 2009.  There is no disagreement between Mr. Mladen and the Company regarding his voluntary resignation announced in this Form 8-K, as settlement of the SEC litigation by consenting to the five year bar that was included in the Final Judgment was believed to be in the Company’s and Mr. Mladen’s best interest.

Effective prior to the date and time of Mr. Mladen’s voluntary resignation as an Officer and Director of the Company, Gorica Adduci, who has worked in the real estate industry for quite some time, was appointed by the Directors of the Company as a replacement Director, President and the Interim Chief Executive Officer to replace those roles historically filled by Mr. Mladen until the next regularly scheduled meeting of shareholders where Directors stand for re-election.

Although the terms and conditions of Mr. Mladen’s consulting agreement entered into with the Company have not yet been finalized, Mr. Mladen has preliminarily agreed to remain available to the Company’s management as a consultant to provide consulting services that may be requested of him by the Company’s management from time-to-time.

Note 8 – PROPERTY, PLANT AND EQUIPMENT

Property, Equipment, Land, Buildings and Improvements are recorded at cost.  Buildings and Improvements are depreciated over 27.5 years using the straight line method of depreciation.  Depreciation expense was $103,484 and $98,040 for the six months ended June 30, 2009 and 2008, respectively.  Total accumulated depreciation was $1,657,444 and $1,553,962 as of June 30, 2009 and December 31, 2008 respectively.  Expenditures for maintenance and repairs, which do not generally extend the useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of income in the year of disposal.

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

Included in the balances consolidated are a line of credit with a balance of $74,583 and $70,991 as of June 30, 2009 and December 31, 2008, respectively.  Also consolidated are cash balances of approximately $3,234 and $3,000 at June 30, 2009 and December 31, 2008, respectively.  Since Excellency Investment Realty Trust does not own any interest in White Knight Management, the interest expense recorded on the line of credit is excluded from net income on the consolidated statement of operations.

Note 10 – SUBSEQUENT EVENTS

As noted previously in Notes 7 above, David D. Mladen (“Mr. Mladen”), a Director, President and the Chief Executive Officer of the Company resigned his positions as of August 13, 2009. Mr. Mladen voluntarily resigned in his capacities in keeping with the agreement reached in settlement of the civil litigation previously initiated by the U.S. Securities and Exchange Commission against the Company and Mr. Mladen, individually. Mr. Mladen’s agreement, as it relates to his inability to serve as an Officer or Director of the Company, which is to not serve as an Officer or a Director for a period of five (5) years, was approved by the United States District Court, District of Connecticut in SEC v. Excellency Investment Realty Trust, Inc. and David D. Mladen, Case No. 3:08-cv-0158-JBA, by Final Judgment dated July 15, 2009, which becomes non-appealable on August 17, 2009.  There is no disagreement between Mr. Mladen and the Company regarding his voluntary resignation announced in this Form 8-K, as settlement of the SEC litigation by consenting to the five year bar that was included in the Final Judgment was believed to be in the Company’s and Mr. Mladen’s best interest.

Effective prior to the date and time of Mr. Mladen’s voluntary resignation as an Officer and Director of the Company, Gorica Adduci, who has worked in the real estate industry for quite some time, was appointed by the Directors of the Company as a replacement Director, President and the Interim Chief Executive Officer to replace those roles historically filled by Mr. Mladen until the next regularly scheduled meeting of shareholders where Directors stand for re-election.

Although the terms and conditions of Mr. Mladen’s consulting agreement entered into with the Company have not yet been finalized, Mr. Mladen has preliminarily agreed to remain available to the Company’s management as a consultant to provide consulting services that may be requested of him by the Company’s management from time-to-time.

Note 11 – RESTATEMENT

The Company has restated its previously issued June 30, 2008 consolidated financial statements for matters related to the following previously reported items: asset impairment, improvements, accounts receivable, deferred financing costs, other assets, line of credit, accrued expenses, accrued registration rights penalty, minority interest, additional paid in capital, rental revenue, operating expenses, general and administrative expenses, depreciation, and interest expense. The accompanying financial statements for the three and six months ended June 30, 2008 have been restated to reflect the corrections in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Change and Error Corrections”. This restatement is primarily due to the lack of adequate records to support the previously reported 2008 items.  The loss per share increased to (0.05) per share as a result of these changes.  The following is a summary of the restatements for June 30, 2008:

	Three Months	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2008	2008	2008	2008
		Restatements	(RESTATED)		Restatements

Rental revenue	$403,718	$(26,377)	$377,341	$923,511	$(52,753)

Operating expenses:
Property operating costs	213,207	29,562	242,769	495,497	20,572
General and administrative	66,198	825	67,023	172,230	1,650
Depreciation and amortization	38,323	14,418	52,741	76,646	28,838
Total operating expenses	317,728	44,805	362,533	744,373	51,060

Operating income	85,990	(71,182)	14,808	179,138	(103,813)

Non-operating (expenses) and income:
Interest expense	(150,210)	(10,610)	(160,820)	(302,852)	(21,220)
Other income	137		137	444	-
Loss on registration rights penalty	-	-	-	-	(1,833,473)
Total non-operating expenses	(150,073)#	(10,610)	(160,683)	(302,408)	(1,854,693)

Minority Interest	-	1,294	1,294	-	2,588

Net Loss	$(64,083)	$(80,498)	$(144,581)	$(123,270)	$(1,955,918)

Loss per share — basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.04)

Weighted average common shares outstanding basic and diluted	43,761,537	43,761,537	43,761,537	43,761,537	43,761,537

See accompanying notes to consolidated financial statements.

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

The discussion and financial statements contained herein are for the three and six months ended June 30, 2009 and 2008.  The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

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

Effective July 1, 2006, we discontinued our arrangement with White Knight and assumed all responsibilities for the management of our Properties.  Therefore, there were no property management fees for the fiscal year ended December 31, 2007or 2008.

As of June 30, 2009 and 2008, we have consolidated our financial statements with White Knight.  In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), an interpretation of Accounting Research Bulletin No. 51, a variable-interest entity ("VIE") is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.

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

The following sets forth certain material terms of each of the Notes as of June 30, 2009:

	Monthly	Mortgage
	Principal &	Prin. Bal.
Property	Interest	6/30/2009

56 Webster	2,763	456,862
270 Laurel	11,513	1,903,594
252 Laurel	3,362	555,850
243 - 255 Laurel	6,493	1,073,627
21 Evergreen	4,053	670,065
117-145 S. Marshall	8,243	1,359,265
154-160A Collins	7,507	1,241,144
360 Laurel	3,408	563,464

	47,342	7,823,871

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

As of June 30, 2009, the total amount due under the LP Notes was $2,022,426.

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

The Resale Registration Statement was filed on November 29, 2006.  However, on February 2, 2007, the Company filed a request to withdraw the Registration Statement with the Commission. Mr. Mladen had agreed to waive the liquidated damages which were due to him through June 30, 2007, but as a result of the withdrawal of the Registration Statement the contingent liability increased to $8,169,394 as of December 31, 2008, and $9,249,394 as of June 30, 2009.

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

We have adopted EITF 00-19-2 and as a result no longer classify these registration rights as a derivative instrument.  With the help of a valuation specialist, we determined the likely settlement to be $8,169,394 as of December 31, 2008.  The analysis assumed an effective registration would not be achieved by June 30, 2009, and additional accruals of $540,000 per quarter are incurred.

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

Results of Operations

As of June 30, 2009 and 2008 we owned interests in eight Properties.  Details on the Properties are as follows:

		June 30, 2009	June 30, 2008
Name of Property	Units	Occupancy %	Occupancy %

252 Laurel St	18	94%	95%
Hartford,06105

243 Laurel St	34	91%	97%
Hartford,06105
255 Laurel St
Hartford,06105

270 Laurel St	77	96%	95%
Hartford,06105

117-145 S.Marshall	43	100%	92%
Hartford,06105

154-160A Collins St	41	95%	96%
Hartford,06105

56 Webster St	16	88%	95%
Hartford, 06114

360 Laurel St	18	0%	86%
Hartford,CT	Under Renovation

21 Evergreen	24	96%	96%
Hartford, 06105

Comparison Of Operations For The Three Months Ended June 30,  2009 To The Three Months Ended June 30, 2008

The following summarizes changes in our operations for the three-month periods ended June 30, 2009 and 2008.  We had a net loss of $526,478 for three month period ended June 30, 2009, compared to a net loss of $144,581 for the three-month period ended June 30, 2008.  One of the main reasons for this reduction was an increase in rental revenue of $85,836 (23%); a decrease in our property operating costs of $85,512(35%); and in the three-month period ended June 30, 2009,  we incurred a loss on registration rights penalty of  $540,000, and $0 for the three month period ended June 30, 2008.  The total penalty of $1,833,473 for 2008 was accounted for in the first quarter.

Rental Revenue

Revenues increased $85,836, to $463,177 from $377,341, or approximately 23%, in the three-month period ended June 30, 2009, compared to the same period in the prior year.  This increase was primarily related to the higher average rental rates.

Property Operating Costs

Property operating costs decreased $85,512, to $157,257 from $242,769, or approximately 35%, in the second quarter of 2009 as compared to same period in 2008.  The decrease was primarily related to a reduction in subcontract labor, and a reduction in our utilities costs.

General and Administrative

General and administrative expense remained relatively constant for the three-month periods ended June 30, 2009 and 2008.

Depreciation and Amortization

Depreciation and amortization expense in the three-month period ended June 30, 2009 was $52,741 as compared to $55,115, for the prior year.

Interest Expense

Interest expense decreased $15,745, to $145,075 from $160,820, or approximately 10%, in the three-month period ended June 30, 2009, as compared to same period in 2008.  The reason for this decrease was primarily related to decreased interest on outstanding promissory notes, due to principal repayments.

Loss on Registration Rights Penalty

In the three-month period ended June 30, 2009, we had a loss on registration rights penalty of $540,000, resulting from our failure to satisfy certain registration requirements, as further described in the "Liquidated Damages" section above.  For the same period in 2008, the loss was $0 due to a revaluation of the penalty by professional appraisers, and the reporting of the entire 2008 loss in the quarter ended March 31, 2008.

Liquidity and Capital Resources

As of June 30, 2009, our cash and cash equivalents were $12,955.  This represents a decrease of $34,313 from the beginning of our fiscal year.  All cash and cash equivalents are held in money market or checking accounts.

As of June 30, 2009, we had a net stockholders' deficit of $15,769,110.

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

Comparison Of Operations For The Six Months Ended June 30,  2009 To The Six Months Ended June 30, 2008

The following summarizes changes in our operations for the six month periods ended June 30, 2009 and 2008.  We had a net loss of $1,106,699 for six month period ended June 30, 2009, compared to a net loss of $2,079,188 for the six month period ended June 30, 2008.  The main reasons for this reduction was an increase in rental revenue of $53,072 (6%); a decrease in our property operating costs of $162,615(32%); and in the six month period ended June 30, 2009,  we incurred a loss on registration rights penalty of  $1,080,000, and $1,833,473 for the six month period ended June 30, 2008.  The total penalty of $1,833,473 for 2008 was accounted for in the first quarter.

Rental Revenue

Revenues increased $53,072, to $923,830 from $870,758, or approximately 6%, in the six month period ended June 30, 2009, compared to the same period in the prior year.  This increase was primarily related to the higher average rental rates.

Property Operating Costs

Property operating costs decreased $162,615, to $353,454 from $516,069, or approximately 32%, in the six month period ended June 30, 2009 as compared to same period in 2008.  The decrease was primarily related to a reduction in subcontract labor, and a reduction in our utilities costs.

General and Administrative

General and administrative expense remained relative constant for the six month periods ended June 30, 2009 and 2008.

Depreciation and Amortization

Depreciation and amortization expense in the six month period ended June 30, 2009 was $110,166 as compared to $105,484, for the prior year.

Interest Expense

Interest expense decreased $40,807, to $283,265 from $324,072, or approximately 13%, in the six month period ended June 30, 2009, as compared to same period in 2008.  The reason for this decrease was primarily related to decreased interest on outstanding promissory notes, due to principal repayments.

Loss on Registration Rights Penalty

In the six month period ended June 30, 2009, we had a loss on registration rights penalty of $1,080,000, resulting from our failure to satisfy certain registration requirements, as further described in the "Liquidated Damages" section above.  For the same period in 2008, the loss was $1,833,473 due to a revaluation of the penalty by professional appraisers.

Uses of Capital

Net Cash From Operations

During the six months ended June 30, 2009, $172,942 was provided by operations, compared to $349,994 used in operations during the same period in fiscal 2008.  The main reasons for this change were a $972,489 reduction in our net loss for the six months ended June 30, 2009, as compared to the same period in the previous year, a decrease in our reserve for loss on registration rights penalty of $753,473, and a reduction of $367,102 in our accounts receivable for the period.

Net Cash From Financing Activities

During the six month period ended June 30, 2009, we used $207,255 in financing activities, compared to $163,645 provided by financing activities during the same period in 2008.

Critical Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through June 30, 2009. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The accompanying consolidated financial statements include accounts of White Knight Management, LLC. in which the Company has a controlling financial interest.   The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest. The Company has determined that White Knight Management, LLC is a VIE and that the Company is the primary beneficiary as of June 30, 2009 and 2008.

Loss Per Common Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock and treasury shares were not included in the computation of diluted loss per share because that would have diluted earnings per share that had a basic loss per share of $0.03 and $0.05, for the six months ended June 30, 2009 and 2008, respectively.

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

Going Concern

The Company has suffered recurring losses from operations. During the six months ended June 30, 2009, the Company had a net loss of ($1,106,699), and has a net accumulated deficit of $18,023,596 as of June 30, 2009, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of June 30, 2009, were as follows:

		Less Than			Over
	Total	1 year	2-3 years	4-5 years	5 years
Mortgage notes payable	7,823,871	60,945	277,548	309,748	7,175,630
Promissory notes payable - related party	2,022,426	-	2,022,426	-	-
Line of Credit	74,583	74,583	-	-	-

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

See Item 4(T) below.

Item 4(T).	Disclosure Controls and Procedures

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

During our review of controls for the audited period ended December 31, 2008, and in the process of preparing our Annual Report, our management discovered that there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the preparation of the Annual Report were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principals (GAAP); (iii) inadequate security over information technology and (iv) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses, and still exist as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

PART II

Other Information

Item 1.	Legal Proceedings

Securities and Exchange Commission v. Excellency Investment Realty Trust, Inc. and David D. Mladen, Case No. 308CV01583 filed in the United Stated District Court District of Connecticut on October 16, 2008.  The case was filed by the SEC alleging that a market manipulation scheme in which Defendants Excellency Investment Realty Trust, Inc. and David D. Mladen, our president, chief executive officer and majority shareholder, allegedly engaged in a number of transactions designed to artificially inflate the price of our common stock by making purchases and sales in the stock.  After this case had been pending for a number of months, on July 14, 2009, a final judgment was filed in the US District Court of New Haven, CT.  It was ordered that David D. Mladen is prohibited for five years following the date of the filing from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act.  Additionally, Mr. Mladen was ordered to pay a disgorgement of $5,000, representing profits gained as a result of the conduct alleged in the original complaint, together with prejudgment interest of $254.  Finally, Mr. Mladen was ordered to pay a civil penalty in the amount of $50,000.

David D. Mladen (“Mr. Mladen”), resigned his positions as of August 13, 2009. Mr. Mladen voluntarily resigned in his capacities in keeping with the agreement reached in settlement of the civil litigation previously initiated by the U.S. Securities and Exchange Commission against the Company and Mr. Mladen, individually. Mr. Mladen’s agreement, as it relates to his inability to serve as an Officer or Director of the Company, which is to not serve as an Officer or a Director for a period of five (5) years, was approved by the United States District Court, District of Connecticut in SEC v. Excellency Investment Realty Trust, Inc. and David D. Mladen, Case No. 3:08-cv-0158-JBA, by Final Judgment dated July 15, 2009, which becomes non-appealable on August 17, 2009.  There is no disagreement between Mr. Mladen and the Company regarding his voluntary resignation announced in this Form 8-K, as settlement of the SEC litigation by consenting to the five year bar that was included in the Final Judgment was believed to be in the Company’s and Mr. Mladen’s best interest.

Effective prior to the date and time of Mr. Mladen’s voluntary resignation as an Officer and Director of the Company, Gorica Adduci, who has worked in the real estate industry for quite some time, was appointed by the Directors of the Company as a replacement Director, President and the Interim Chief Executive Officer to replace those roles historically filled by Mr. Mladen until the next regularly scheduled meeting of shareholders where Directors stand for re-election.

Although the terms and conditions of Mr. Mladen’s consulting agreement entered into with the Company have not yet been finalized, Mr. Mladen has preliminarily agreed to remain available to the Company’s management as a consultant to provide consulting services that may be requested of him by the Company’s management from time-to-time.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the six month period ended June 30, 2009, and subsequent period through the date hereof, we did not issue any unregistered securities.

Item 3.	Defaults Upon Senior Securities

During the six month period ended June 30, 2009, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the six month period ended June 30, 2009, or subsequent period through the date hereof.

Item 5.	Other Information

There was no information we were required to disclose in a report on Form 8-K during the six month period ended June 30, 2009, or subsequent period through the date hereof, that we did not report.

Item 6.	Exhibits

Exhibit No.	Identification of Exhibit
31.1*	Certification of Gorica Adduci, Chief Executive Officer of Excellency Investment Realty Trust, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Richard Pelletier, Chief Financial Officer of Excellency Investment Realty Trust, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Gorica Adduci, Chief Executive Officer of Excellency Investment Realty Trust, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Richard Pelletier, Chief Financial Officer of Excellency Investment Realty Trust, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*      Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELLENCY INVESTMENT REALTY TRUST, INC.

Date: August 19,2009
By /s/ Gorica Adduci
    Gorica Adduci, Chief Executive Officer

By /s/ Richard Pelletier
    Richard Pelletier, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gorica Adduci	President, Chief Executive Officer and Director	August 19, 2009
/s/ Richard Pelletier	Chief Financial Officer	August 19, 2009