Form 10-Q
period 2009-09-30
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2009-11-23
CIK 1286218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________.

Commission File No. 000-50675

Excellency Investment Realty Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-8635424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 39th Floor New York, New York	10167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 712-2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 17,2009: 43,861,537 shares of common stock, with a par value of $0.01 per share.

Financial Information

Item 1.	Financial Statements.

As used herein, the term “Excellency” refers to Excellency Investment Realty Trust, Inc., a Maryland corporation, and its subsidiaries and predecessors unless otherwise indicated.  Unaudited, interim, condensed, consolidated financial statements including a balance sheet for Excellency as of the period September 30, 2009, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are set forth below in this report.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008
(unaudited)

	September 30,	December 31,
ASSETS	2009	2008
Real Estate
Land	$811,402	$811,402
Building and improvements	4,956,390	5,001,053
	5,767,792	5,812,455
Less: accumulated depreciation	(1,664,523)	(1,553,962)
	4,103,269	4,258,493

Cash and cash equivalents	42,933	47,268
Accounts receivable-tenants, net of allowance for doubtful
accounts of $893,966 at 9/30/09 and $820,795 at 12/31/08	5,525	8,254
Deferred financing costs, net of accumulated amortization of
of $48,416 at 9/30/09 and $37,163 at 12/31/08	129,104	139,224
Escrow account	33,381	80,677
Other assets	-	95
TOTAL ASSETS	$4,314,210	$4,534,011

LIABILITIES AND STOCKHOLDERS' DEFICIT

Mortgage notes payable	$7,795,480	$7,890,446
Promissory notes payable-related party	1,970,407	2,166,698
Security deposits	106,030	116,136
Line of credit -White Knight Management	68,605	70,991
Accounts payable and accrued expenses	411,980	420,211
Accured interest payable - related party	315,651	216,522
Accrued Registration Rights Penalty and contingent portion	9,789,394	8,169,394
TOTAL LIABILITIES	20,457,546	19,050,398

Minority Interest	153,025	149,024

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 1,000,000 shares authorized;
Series A Convertible Preferred Stock, par value $0.01, 10,000 shares authorized, 10,000 issued and outstanding, as of September 30, 2009 and December 31, 2008. Aggregate liquidation
preference of $9,100 ($0.91 per share)	100	100
Common stock, par value $0.01, 200,000,000 shares authorized, 43,861,537
issued and outstanding as of September 30, 2009 and December 31, 2008 respectively.	438,615	438,615
Treasury stock, at cost- 2,469 shares	(34,168)	(34,168)
Additional paid-in capital	1,849,939	1,846,939
Accumulated deficit	(18,550,848)	(16,916,897)
TOTAL STOCKHOLDERS’ DEFICIT	(16,296,362)	(14,665,411)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,314,210	$4,534,011

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (RESTATED)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
		(RESTATED)		(RESTATED)

Rental revenue	$424,814	$456,324	$1,348,644	$1,327,082

Operating expenses:
Property operating costs	215,447	326,287	568,900	842,357
General and administrative	51,883	79,208	258,324	253,090
Depreciation and amortization	55,181	48,326	165,347	153,810
Total operating expenses	322,511	453,821	992,571	1,249,257

Operating income	102,303	2,503	356,073	77,825

Non-operating (expenses) and income:
Interest expense	(151,412)	(164,319)	(437,108)	(490,979)
Other income	59,408	94	63,338	538
Loss on registration rights penalty	(540,000)	-	(1,620,000)	(1,833,473)
Total non-operating expenses	(632,005)	(164,225)	(1,993,770)	(2,323,914)

Minority Interest	1,316	1,294	3,747	3,882

Net Loss	$(528,386)	$(160,428)	$(1,633,950)	$(2,242,207)

Loss per share — basic and diluted	(0.01)	(0.00)	(0.04)	(0.05)

Weighted average common shares outstanding basic and diluted	43,861,537	43,761,537	43,861,537	43,761,537

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(1,633,950)	$(2,242,207)
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority Interest Expenses	(3,747)	(3,882)
Compensation expense added as paid in capital	3,000	4,500
Amortization of Deferred Financing Costs	10,120	9,821
Depreciation expense	155,226	143,989
Bad debt expense	86,375	89,366
Loss on registration rights penalty	1,620,000	1,833,473
Loss on sale of marketable securities	-	-
Changes in operating assets and liabilities:
Accounts receivable	(75,900)	(862)
Escrow	47,296	46,134
Other Assets	95	11,137
Accounts payable and accrued expenses	(8,231)	(81,890)
Accrued interest payable - related party	99,129	78,085
Security Deposits	(10,106)	(21,914)
CASH PROVIDED BY OPERATING ACTIVITIES	289,308	(134,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Conributions of capital	-	5,480
Borrowings on Related Party debt	-	180,929
Payments on Related Party debt	(196,291)	(151,140)
Borrowings (payments) on White Knight Management line of credit	(2,386)	9,718
Payments on Mortgage Notes Payable	(94,966)	(89,777)
CASH USED FOR FINANCING ACTIVITIES	(293,643)	(44,790)

NET DECREASE IN CASH	(4,335)	(179,040)

CASH AT BEGINNING OF YEAR	47,268	241,551

CASH AT YEAR END	$42,933	$62,511

NON-CASH TRANSACTIONS
Conversion of preferred into common stock	-	1,430

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	331,111	291,660
Cash paid for Income Taxes	-	-

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
JANUARY 1, 2007 THROUGH  SEPTEMBER 30, 2009
(unaudited)

	Preferred Stock Series A		Common Stock		Paid-in	Accumulated	Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	at Cost	Total

Balance at January 1, 2007	11,000	$110	43,618,537	$436,185	$1,835,359	$(8,130,173)	$(34,168)	$(5,892,687)

								-
Conversion of preferred stock	(1,000)	(10)	143,000	1,430	(1,420)	-	-	-
Net loss	-	-	-	-	-	(6,621,450)	-	(6,621,450)
								-
Balance at December 31, 2007	10,000	$100	43,761,537	$437,615	$1,833,939	$(14,751,623)	$(34,168)	$(12,514,137)

Compensation Expense					6,000			6,000
Shares issued for Services			100,000	1,000	7,000			8,000
Net (loss)	-	-	-	-	-	(2,165,274)	-	(2,165,274)
								-
Balance at December 31, 2008	10,000	$100	43,861,537	$438,615	$1,846,939	$(16,916,897)	$(34,168)	$(14,665,411)

Compensation Expense					3,000			3,000
Net (loss)						(1,633,951)		(1,633,951)

Balance at September 30, 2009	10,000	$100	43,861,537	$438,615	$1,849,939	$(18,550,848)	$(34,168)	$(16,296,362)

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

Unaudited Consolidated Financial Statements

The September 30, 2009 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This quarterly report has not been reviewed by the Company’s auditors as is normally done.  This quarterly report on Form 10-Q should be read in conjunction with Annual Report on Form 10-K for Excellency Investment Realty Trust, Inc. ("Excellency" and "the Company") for the year ended December 31, 2008. The December 31, 2008 consolidated balance sheet is derived from the audited balance sheet included therein.

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

FIN 46R, which amended FIN 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. White Knight Management, LLC is now considered a VIE and the Company its primary beneficiary both as of September 30, 2009 and 2008.

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

NOTE 2 - BASIS OF PRESENTATION AND CHANGES IN OR NEW ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through September 30, 2009. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The accompanying consolidated financial statements include accounts of White Knight Management, LLC. in which the Company has a controlling financial interest.   The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest. The Company has determined that White Knight Management, LLC is a VIE and that the Company is the primary beneficiary as of September 30, 2009 and 2008.

Loss Per Common Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock and treasury shares were not included in the computation of diluted loss per share because that would have diluted earnings per share that had a basic loss per share of $0.04 and $0.05, for the nine months ended September 30, 2009 and 2008, respectively.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

On September 30, 2009, Excellency Investment Realty Trust, Inc. adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Fair Value Accounting. On June 30, 2009, Excellency Investment Realty Trust, Inc. adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. The adoption of these changes had no impact on the Financial Statements.

On June 30, 2009, Excellency Investment Realty Trust, Inc. adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the Financial Statements.

On June 30, 2009, Excellency Investment Realty Trust, Inc. adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Financial Statements.

On January 1, 2009, Excellency Investment Realty Trust, Inc. adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

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

Note 3 – GOING CONCERN

The Company has suffered recurring losses from operations. During the nine months ended September 30, 2009, the Company had a net loss of ($1,633,951), and has a net accumulated deficit of $18,550,848 as of September 30, 2009, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – NOTES PAYABLE

Fiscal Year	Amount
2009	-
2010	1970407
2011	-
2012	-
2013	-
Thereafter	-
Total	1970407

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

As of September 30, 2009 and December 31, 2008, the LP Notes payable were $1,970,407 and $2,166,698, respectively.

Principal payment maturities on the related party notes outstanding at September 30, 2009 are:

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

The Mortgage Notes are collateralized by each respective Property.  David Mladen, the Company's majority stockholder and an officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. The Company incurred approximately $178,000 of deferred financing costs related to these loans, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense, calculated using the effective interest method, was $10,120 and $9,821 for the nine months ended September 30, 2009 and 2008, respectively.

The following sets forth the amounts outstanding on each of the Notes as of September 30, 2009, and the required monthly principal and interest payments:

	Monthly	Mortgage
	Principal &	Prin. Bal.
Property	Interest	9/30/2009

56 Webster	2,763	454,989
270 Laurel	11,513	1,895,788
252 Laurel	3,362	553,570
243 - 255 Laurel	6,493	1,069,225
21 Evergreen	4,053	667,317
117-145 S. Marshall	8,243	1,357,384
154-160A Collins	7,507	1,236,054
360 Laurel	3,408	561,153

	47,342	7,795,480

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

Principal payment maturities on the mortgage outstanding at September 30, 2009 are:

Fiscal
Year	Amount
2009	$60,945
2010	134,881
2011	142,667
2012	150,903
2013	158,845
Thereafter	7,147,239
Total	$7,795,480

Note 5 – RELATED PARTY TRANSACTIONS

Rent-Free Apartments

The Company provided a rent-free apartment to David Mladen, its majority shareholder and an officer and director. As a result, the Company has recorded compensation expense to David Mladen in the aggregate amount of $4,500, for the nine months ended September 30, 2009 and 2008, which was the fair value of apartment rental.

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

As of September 30, 2006, the Resale Registration Statement had not been filed. At that time, Mr. Mladen agreed to waive $1,174,000 of liquidated damages due to him, and such amount was accounted for as a contribution of capital as of that date.

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

As of September 30, 2009, the Resale Registration Statement had still not been filed, and the accrued liability of $1,620,000 had been recorded, resulting in a balance of $6,044,000, which combined with a contingent liability of $3,745,394 totaled $9,789,394 as shown on the September 30, 2009 balance sheet.

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

On February 2, 2007, the Company filed a request to withdraw the Registration Statement with the Commission. Mr. Mladen had agreed to waive the liquidated damages which were due to him through June 30, 2007, but as a result of the withdrawal of the Registration Statement the accrued registration rights penalty increased to $8,169,394 as of December 31, 2008 and $9,789,394 as of September 30, 2009.

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

Note 8 – PROPERTY, PLANT AND EQUIPMENT

Property, Equipment, Land, Buildings and Improvements are recorded at cost.  Buildings and Improvements are depreciated over 27.5 years using the straight line method of depreciation.  Depreciation expense was $155,226 and $110,081 for the nine months ended September 30, 2009 and 2008, respectively.  Total accumulated depreciation was $1,664,523 and $1,553,962 as of September 30, 2009 and December 31, 2008 respectively.  Expenditures for maintenance and repairs, which do not generally extend the useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of income in the year of disposal.

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

Included in the balances consolidated are a line of credit with a balance of $68,605 and $70,991 as of September 30, 2009 and December 31, 2008, respectively.  Also consolidated are cash balances of approximately $0 and $3,000 at September 30, 2009 and December 31, 2008, respectively.  Since Excellency Investment Realty Trust does not own any interest in White Knight Management, the interest expense recorded on the line of credit is excluded from net income on the consolidated statement of operations.

Note 10 – SUBSEQUENT EVENTS

There are no subsequent events to report as of the date of this filing.

Note 11 – RESTATEMENT

The Company has restated its previously issued September 30, 2008 consolidated financial statements for matters related to the following previously reported items: asset impairment, improvements, accounts receivable, deferred financing costs, other assets, line of credit, accrued expenses, accrued registration rights penalty, minority interest, additional paid in capital, rental revenue, operating expenses, general and administrative expenses, depreciation, and interest expense. The accompanying financial statements for the three and nine months ended September 30, 2008 have been restated to reflect the corrections in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Change and Error Corrections”. This restatement is primarily due to the lack of adequate records to support the previously reported 2008 items.  The loss per share increased to (0.05) per share as a result of these changes.  The following is a summary of the restatements for September 30, 2008:

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (RESTATED)
(unaudited)

	Three Months	Three Months	Three Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2008	2008	2008	2008	2008
		Restatements	(RESTATED)		Restatements	(RESTATED)

Rental revenue	$482,701	$(26,377)	$456,324	$1,406,212	$(79,130)	$1,327,082

Operating expenses:
Property operating costs	296,725	29,562	326,287	792,223	50,134	842,357
General and administrative	78,383	825	79,208	250,615	2,475	253,090
Depreciation and amortization	33,908	14,418	48,326	110,554	43,256	153,810
Total operating expenses	409,016	44,805	453,821	1,153,392	95,865	1,249,257

Operating income	73,685	(71,182)	2,503	252,820	(174,995)	77,825

Non-operating (expenses) and income:
Interest expense	(152,415)	(11,904)	(164,319)	(455,267)	(35,712)	(490,979)
Other income	94		94	538	-	538
Realized loss from sales of trading securities	-		-	-	-	-
Asset Impairment	-		-	-	-	-
Loss on registration rights penalty	-	-	-	-	(1,833,473)	(1,833,473)
Total non-operating expenses	(152,321)	(11,904)	(164,225)	(454,729)	(1,869,185)	(2,323,914)

Minority Interest	-	1,294	1,294	-	3,882	3,882

Net Loss	$(78,636)	$(81,792)	$(160,428)	$(201,909)	$(2,040,298)	$(2,242,207)

Loss per share — basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.05)	(0.05)

Weighted average common shares outstanding basic and diluted	43,761,537	43,761,537	43,761,537	43,761,537	43,761,537	43,761,537

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

The discussion and financial statements contained herein are for the three and nine months ended September 30, 2009 and 2008.  The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

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

As of September 30, 2009 and 2008, we have consolidated our financial statements with White Knight.  In accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), an interpretation of Accounting Research Bulletin No. 51, a variable-interest entity ("VIE") is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.

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

The following sets forth certain material terms of each of the Notes as of September 30, 2009:

	Monthly	Mortgage
	Principal &	Prin. Bal.
Property	Interest	9/30/2009

56 Webster	2,763	454,989
270 Laurel	11,513	1,895,788
252 Laurel	3,362	553,570
243 - 255 Laurel	6,493	1,069,225
21 Evergreen	4,053	667,317
117-145 S. Marshall	8,243	1,357,384
154-160A Collins	7,507	1,236,054
360 Laurel	3,408	561,153

	47,342	7,795,480

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

As of September 30, 2009, the total amount due under the LP Notes was $1,970,407.

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

The Resale Registration Statement was filed on November 29, 2006.  However, on February 2, 2007, the Company filed a request to withdraw the Registration Statement with the Commission. Mr. Mladen had agreed to waive the liquidated damages which were due to him through June 30, 2007, but as a result of the withdrawal of the Registration Statement the contingent liability increased to $8,169,394 as of December 31, 2008, and $9,789,394 as of September 30, 2009.

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

We have adopted EITF 00-19-2 and as a result no longer classify these registration rights as a derivative instrument.  With the help of a valuation specialist, we determined the likely settlement to be $8,169,394 as of December 31, 2008.  The analysis assumed an effective registration would not be achieved by September 30, 2009, and additional accruals of $540,000 per quarter are incurred.

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

Results of Operations

As of September 30, 2009 and 2008 we owned interests in eight Properties.  Details on the Properties are as follows:

		June 30, 2009	June 30, 2008
Name of Property	Units	Occupancy %	Occupancy %

252 Laurel St	18	94%	95%
Hartford,06105

243 Laurel St	34	94%	95%
Hartford,06105
255 Laurel St
Hartford,06105

270 Laurel St	77	92%	90%
Hartford,06105

117-145 S.Marshall	43	100%	100%
Hartford,06105

154-160A Collins St	41	93%	88%
Hartford,06105

56 Webster St	16	94%	92%
Hartford, 06114

360 Laurel St	18	0%	0%
Hartford,CT	Under Renovation

21 Evergreen	24	80%	85%
Hartford, 06105

Comparison Of Operations For The Three Months Ended September 30,  2009 To The Three Months Ended September 30, 2008

The following summarizes changes in our operations for the three-month periods ended September 30, 2009 and 2008.  We had a net loss of $528,386 for three month period ended September 30, 2009, compared to a net loss of $160,428 for the three-month period ended September 30, 2008.  One of the main reasons for this reduction was an decrease in rental revenue of $31,511 (7%); a decrease in our property operating costs of $110,840(34%); and in the three-month period ended September 30, 2009,  we incurred a loss on registration rights penalty of  $540,000, and $0 for the three month period ended September 30, 2008.  The total penalty of $1,833,473 for 2008 was accounted for in the first quarter.

Rental Revenue

Revenues decreased $31,511, to $424,814 from $456,324, or approximately 7%, in the three-month period ended September 30, 2009, compared to the same period in the prior year.  This decrease was primarily related to the vacancy factors.

Property Operating Costs

Property operating costs decreased $110,840, to $215,447 from $326,287, or approximately 34%, in the third quarter of 2009 as compared to same period in 2008.  The decrease was primarily related to a reduction in subcontract labor, and a reduction in our utilities costs.

General and Administrative

General and administrative expense decreased $27,325, to $51,883 from $79,208, or approximately 34%, in the third quarter of 2009 as compared to same period in 2008.  The decrease was primarily related to a reduction in professional fees.

Depreciation and Amortization

Depreciation and amortization expense in the three-month period ended September 30, 2009 was $55,181 as compared to $48,326, for the prior year.

Interest Expense

Interest expense decreased $12,907, to $151,412 from $164,319, or approximately 8%, in the three-month period ended September 30, 2009, as compared to same period in 2008.  The reason for this decrease was primarily related to decreased interest on outstanding promissory notes, due to principal repayments.

Loss on Registration Rights Penalty

In the three-month period ended September 30, 2009, we had a loss on registration rights penalty of $540,000, resulting from our failure to satisfy certain registration requirements, as further described in the "Liquidated Damages" section above.  For the same period in 2008, the loss was $0 due to a revaluation of the penalty by professional appraisers, and the reporting of the entire 2008 loss in the quarter ended March 31, 2008.

Liquidity and Capital Resources

As of September 30, 2009, our cash and cash equivalents were $42,933.  This represents a decrease of $4,335 from the beginning of our fiscal year.  All cash and cash equivalents are held in money market or checking accounts.

As of September 30, 2009, we had a net stockholders' deficit of $16,296,362.

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

Comparison Of Operations For The Nine months Ended September 30,  2009 To The Nine months Ended September 30, 2008

The following summarizes changes in our operations for the nine month periods ended September 30, 2009 and 2008.  We had a net loss of $1,633,950 for nine month period ended September 30, 2009, compared to a net loss of $2,242,207 for the nine month period ended September 30, 2008.  The main reasons for this reduction was an increase in rental revenue of $21,562 (2%); a decrease in our property operating costs of $273,457 (32%); and in the nine month period ended September 30, 2009,  we incurred a loss on registration rights penalty of  $1,620,000, and $1,833,473 for the nine month period ended September 30, 2008.  The total penalty of $1,833,473 for 2008 was accounted for in the first quarter.

Rental Revenue

Revenues increased $21,562, to $1,348,644 from $1,327,082, or approximately 2%, in the nine month period ended September 30, 2009, compared to the same period in the prior year.  This increase was primarily related to the higher average rental rates.

Property Operating Costs

Property operating costs decreased $273,457, to $568,900 from $842,357, or approximately 32%, in the nine month period ended September 30, 2009 as compared to same period in 2008.  The decrease was primarily related to a reduction in subcontract labor, and a reduction in our utilities costs.

General and Administrative

General and administrative expense remained relative constant for the nine month periods ended September 30, 2009 and 2008.

Depreciation and Amortization

Depreciation and amortization expense in the nine month period ended September 30, 2009 was $165,347 as compared to $153,810, for the prior year.

Interest Expense

Interest expense decreased $53,871, to $437,108 from $490,979, or approximately 11%, in the nine month period ended September 30, 2009, as compared to same period in 2008.  The reason for this decrease was primarily related to decreased interest on outstanding promissory notes, due to principal repayments.

Loss on Registration Rights Penalty

In the nine month period ended September 30, 2009, we had a loss on registration rights penalty of $1,620,000, resulting from our failure to satisfy certain registration requirements, as further described in the "Liquidated Damages" section above.  For the same period in 2008, the loss was $1,833,473 due to a revaluation of the penalty by professional appraisers.

Uses of Capital

Net Cash From Operations

During the nine months ended September 30, 2009, $289,308 was provided by operations, compared to $134,250 used in operations during the same period in fiscal 2008.  The main reasons for this change were a $612,139 reduction in our net loss for the nine months ended September 30, 2009, as compared to the same period in the previous year, a decrease in our reserve for loss on registration rights penalty of $213,473, and a reduction of $75,900 in our accounts receivable for the period.

Net Cash From Financing Activities

During the nine month period ended September 30, 2009, we used $293,643 in financing activities, compared to $44,790 provided by financing activities during the same period in 2008.

Critical Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through September 30, 2009. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The accompanying consolidated financial statements include accounts of White Knight Management, LLC. in which the Company has a controlling financial interest.   The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest. The Company has determined that White Knight Management, LLC is a VIE and that the Company is the primary beneficiary as of September 30, 2009 and 2008.

Loss Per Common Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock and treasury shares were not included in the computation of diluted loss per share because that would have diluted earnings per share that had a basic loss per share of $0.04 and $0.05, for the nine months ended September 30, 2009 and 2008, respectively.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

On September 30, 2009, Excellency Investment Realty Trust, Inc. adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Fair Value Accounting. On June 30, 2009, Excellency Investment Realty Trust, Inc. adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. The adoption of these changes had no impact on the Financial Statements.

On June 30, 2009, Excellency Investment Realty Trust, Inc. adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the Financial Statements.

On June 30, 2009, Excellency Investment Realty Trust, Inc. adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Financial Statements.

On January 1, 2009, Excellency Investment Realty Trust, Inc. adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

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

Going Concern

The Company has suffered recurring losses from operations. During the nine months ended September 30, 2009, the Company had a net loss of ($1,633,951), and has a net accumulated deficit of $18,550,848 as of September 30, 2009, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of September 30, 2009, were as follows:

		Less Than			Over
	Total	1 year	2-3 years	4-5 years	5 years
Mortgage notes payable	7,795,480	60,945	277,548	309,748	7,147,239
Promissory notes payable - related party	1,970,407	-	1,970,407	-	-
Line of Credit	68,605	68,605	-	-	-

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

During our review of controls for the audited period ended December 31, 2008, and in the process of preparing our Annual Report, our management discovered that there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the preparation of the Annual Report were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principals (GAAP); (iii) inadequate security over information technology and (iv) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses, and still exist as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the nine month period ended September 30, 2009, and subsequent period through the date hereof, we did not issue any unregistered securities.

Item 3.	Defaults Upon Senior Securities.

During the nine month period ended September 30, 2009, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the nine month period ended September 30, 2009, or subsequent period through the date hereof.

Item 5.	Other Information.

There was no information we were required to disclose in a report on Form 8-K during the nine month period ended September 30, 2009, or subsequent period through the date hereof, that we did not report.

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

Date: November 23,2009.
By /s/ Gorica Adduci
    Gorica Adduci, Chief Executive Officer

By /s/ Richard Pelletier
    Richard Pelletier, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gorica Adduci	President, Chief Executive Officer and Director	November 23, 2009
/s/ Richard Pelletier	Chief Financial Officer	November 23, 2009