Form 10-K
period 2009-12-31
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2010-04-16
CIK 1286218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☐  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number 000-28015

———————
EXCELLENCY INVESTMENT REALTY TRUST, INC.
(Name of Small Business Issuer in Its Charter)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity. Based on the closing sale price on April 12, 2010, the aggregate market value of the voting common stock (3,113,168 shares) held by non-affiliates is $155,658.

State the number of shares outstanding of each of the registrant’s classes of common stock as of April 12, 2010: 45,749,930

Documents Incorporated by reference: None.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
FORM 10-K
For the Year Ended December 31, 2009

PART 1 – Financial Information

Item 1. Business Factors

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

As of December 29, 2005, we entered into a Purchase and Sale Agreement with Goran Mladen, David Mladen's son (the "Purchase  greement"), pursuant to which we purchased all of the limited partnership interests of the Limited Partnerships owned by Goran Mladen. As a result, we now own approximately 81% of the partnership interests of each of the Limited Partnerships.

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

Through our subsidiaries, we own eight residential real estate Properties, consisting of an aggregate of 271 apartment units, and comprising a total of approximately 221,839 square feet, all of which are leased to residential tenants, as more fully described in Item 2 below. Each of the Properties is located in the metropolitan Hartford area of Connecticut. At December 31, 2009, the Properties' occupancy rate was approximately 90.4%.

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

Financing

As of December 27, 2005, we borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp., in connection with the refinancing of our Properties, evidenced by eight notes payable (the "Mortgage Notes"). The Mortgage Notes bear interest at an initial rate of 5.625%. The loans are repayable in monthly installments of principal and interest, due on the first day of each month. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be payable. The Mortgage Notes are secured against each respective Property, and, David Mladen, our majority stockholder, officer and director, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. As of December 31, 2009 and 2008, an aggregate of $7,762,926 and  $7,890,446 respectively, was due under the Mortgage Notes.

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

Effective July 1, 2006, we discontinued our arrangement with White Knight and assumed all responsibilities for the management of our Properties.  Therefore, there were no property management fees for the fiscal year ended December 31, 2009 or 2008.

As of January 1, 2007, we have consolidated our financial statements with White Knight. In accordance with the Financial Accounting Standards Board ("FASB") Interpretations regarding Consolidation of Variable Interest Entities which contends that a VIE is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.

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

Employees

We currently have two (2) employees, Gorica Adduci, who is our President and Chief Executive Officer, a director of ours, and our majority shareholder, and Richard A. Pelletier, who is our Chief Financial Officer. Our subsidiary Limited Partnerships, described elsewhere in this annual report, currently have no employees. Eternal Enterprise, Inc., which is 100% owned, in the aggregate, by our subsidiary Limited Partnerships, currently employs ten (10) individuals, including Goran Mladen and Gorica Mladen, the son and daughter of David Mladen, our former CEO and family members of Gorica Adduci. Eternal's employees are primarily involved in the supervision and maintenance of the Properties. White Knight Management, a company we recently consolidated our financial statements with in accordance with current FASB standards, has no employees.

Item 1A.

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

We incurred net losses in fiscal 2008 and 2009 of $2,165,274 and $2,285,412, respectively. In addition, we expect to increase our operating expenses to fund our anticipated growth. We cannot assure that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis. As a result, we may have to curtail or cease our operations.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2009, Gorica M. Adduci, our principal executive officer, and Richard Pelletier, our principal financial and accounting officer, have evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, Ms. Adduci and Mr. Pelletier have discovered a lack of effectiveness in our disclosure controls and procedures during and following the year ended December 31, 2009.

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

We own and manage multifamily rental apartment properties that are subject to varying degrees of risk generally incident to the ownership of real estate. Our financial condition and the value of our Properties will be dependent upon our ability to operate our Properties in a manner sufficient to generate income in excess of operating expenses and debt service charges, which may be affected by the following risks, some of which are further discussed below:

o	changes in the economic climate in the markets in which we own and manage properties, including interest rates, the overall level of economic
o	activity, the availability of consumer credit and mortgage financing, unemployment rates and other factors;

o	a lessening of demand for the multifamily rental properties that we own;

o	competition from other available multifamily rental properties and changes in market rental rates;

o	increases in property and liability insurance costs;

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

As of December 31, 2009, our Properties were approximately 85.61% occupied. If we are unable to attract and retain residents or if our residents are unable, due to an adverse change in the economic condition of a particular region or otherwise, to pay their rental obligations, our income and results of operations will be adversely affected.

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

The vast majority of our assets are encumbered by mortgage debt. In December 2005, we borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp., in connection with the refinancing of our Properties, evidenced by eight notes payable. As of December 31, 2009, the aggregate amount of the notes was $7,762,926. We may borrow additional money to acquire interests in additional properties. There is a risk that the encumbered properties will not have sufficient cash flow from operations for payments of required principal and interest. Further, we may not be able to refinance these loans at an amount equal to the loan balance and the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we cannot meet our debt obligations on our secured loans, the lender could take the property, and we would lose both the asset and the income we were deriving from it, which would adversely affect our business and results of operations.

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

We depend on our key personnel.

Our success depends to a significant degree upon the continued contribution of David Mladen, our former President and Chief Executive Officer, who is now working as a consultant to the company.  While Gorica M. Adduci who grew up in the real estate business, has taken over as President, CEO, and director.  There can be no assurance that the services of Mr. Mladen will continue to be available to us. In addition, we do not hold key-man life insurance on Mr. Malden. The loss of services of Mr. Mladen could have a material adverse effect on our business and operations.

Securities and Exchange Commission v. Excellency Investment Realty Trust, Inc. and David D. Mladen, Case No. 308CV01583 filed in the United Stated District Court District of Connecticut on October 16, 2008.  The case was filed by the SEC alleging that a market manipulation scheme in which Defendants Excellency Investment Realty Trust, Inc. and David D. Mladen, former our president, chief executive officer and majority shareholder, allegedly engaged in a number of transactions designed to artificially inflate the price of our common stock by making purchases and sales in the stock.  After this case had been pending for a number of months, on July 14, 2009, a final judgment was filed in the US District Court of New Haven, CT.  It was ordered that David D. Mladen is prohibited for five years following the date of the filing from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act.  Additionally, Mr. Mladen was ordered to pay a disgorgement of $5,000, representing profits gained as a result of the conduct alleged in the original complaint, together with prejudgment interest of $254.  Finally, Mr. Mladen was ordered to pay a civil penalty in the amount of $50,000.

David D. Mladen (“Mr. Mladen”), resigned his positions as of August 13, 2009. Mr. Mladen voluntarily resigned in his capacities in keeping with the agreement reached in settlement of the civil litigation previously initiated by the U.S. Securities and Exchange Commission against the Company and Mr. Mladen, individually. Mr. Mladen’s agreement,  which is to not serve as an Officer or a Director for a period of five (5) years, was approved by the United States District Court, District of Connecticut in SEC v. Excellency Investment Realty Trust, Inc. and David D. Mladen, Case No. 3:08-cv-0158-JBA, by Final Judgment dated July 15, 2009, which becomes non-appealable on August 17, 2009.  There is no disagreement between Mr. Mladen and the Company regarding his voluntary resignation announced in this Form 8-K, as settlement of the SEC litigation by consenting to the five year bar that was included in the Final Judgment was believed to be in the Company’s and Mr. Mladen’s best interest.

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

Our current executive officer, director and major stockholder owns a significant percentage of our voting stock. As a result, he exercises significant control over our business affairs and policy.

As of the date hereof, David Mladen, our majority shareholder, beneficially owns approximately 93.4% of our voting stock. Therefore, Mr. Mladen is able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of Mr. Mladen.

Shares issuable upon the conversion of shares of our convertible preferred stock could dilute stock holdings and adversely affect our stock price.

As of the date hereof, there are 10,000 shares of our Series A Preferred Stock issued and outstanding, and held by David Mladen, our majority shareholder. Each share of our Series A Preferred Stock is convertible at any time, at the holder's option, into 143 shares of our Common Stock. The number of shares of Common Stock issued upon the conversion of these shares of Series A Preferred Stock will cause immediate and possibly substantial dilution to our stockholders. In addition, issuance of shares of our Common Stock pursuant to the conversion of shares of our Series A Preferred Stock could lead to subsequent sales of such shares in the public market, which could depress the market price of our stock by creating an excess in supply of shares for sale. Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties (unaudited)

General

As of December 31, 2009, we owned eight (8) residential real estate properties consisting of 271 units. The table below lists the location of our properties, the number and type of units in each property, the range of rents, and the vacancies of these properties as of December 31, 2009.

Name of Property	Units	EFF	1bd	1.5bd	2bd	3bd	Average cost per unit	# Vacant	Occupancy %
							2009
252 Laurel St	18	3					$550.00	-	100.00%
Hartford,06105			15				$650-$750

243 Laurel St	34							4	88.24%
Hartford,06105			18				$525-$725
255 Laurel St			12				$600-$725
Hartford,06105					4		$760-$800

270 Laurel St	77	73					$475-$650	5	93.51%
Hartford,06105			3				$700-$750

					1		$775

117-145 S.Marshall	43							1	97.67%
Hartford,06105			6				$550-$649
					36		$700-$825
						1	$1,150

154-160A Collins St	41							6	85.37%
Hartford,06105			32				$450 - $700.00
				8			$650-$700.00
						1	$1,100.00

56 Webster St	16							1	93.75%
Hartford, 06114		6					$400 - $595
			10				$500-$611

360 Laurel St	18						0	18	0.00%
Hartford,CT			13				0
					3		0
				2			0

21 Evergreen	24							4	83.33%
Hartford, 06105		6					$500-$625
			18				$625-$750
	271	88	127	10	44	2		39	85.61%

360 Laurel Street is currently under renovation.  It is anticipated that the renovations would be completed by July, 2010, at which time the property will be leased in full to a Hartford, CT non-profit.

Financing

As of December 27, 2005, we borrowed an aggregate of $8,224,000 from Astoria Federal Mortgage Corp., in connection with the refinancing of our Properties, evidenced by eight notes payable (the "Mortgage Notes"). The Mortgage Notes bear interest at an initial rate of 5.625%. The loans are repayable in monthly installments of principal and interest, due on the first day of each month. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be payable. The Mortgage Notes are secured against each respective Property, and, David Mladen, our majority stockholder, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan.

The following table sets forth certain material terms of each of the Mortgage Notes as of December 31, 2009:

	P & I	Mortgage
Property	Payment	Prin. Bal.

56 Webster	2,763	453,089
270 Laurel	11,513	1,887,871
252 Laurel	3,362	551,258
243 - 255 Laurel	6,493	1,064,759
21 Evergreen	4,053	664,531
117-145 S. Marshall	8,243	1,351,716
154-160A Collins	7,507	1,230,892
360 Laurel	3,408	558,810

	47,342	7,762,926

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

Item 3.  Legal Proceedings

Securities and Exchange Commission v. Excellency Investment Realty Trust, Inc. and David D. Mladen, Case No. 308CV01583 filed in the United Stated District Court District of Connecticut on October 16, 2008.  The case was filed by the SEC alleging that a market manipulation scheme in which Defendants Excellency Investment Realty Trust, Inc. and David D. Mladen, our former president, chief executive officer and majority shareholder, allegedly engaged in a number of transactions designed to artificially inflate the price of our common stock by making purchases and sales in the stock.  After this case had been pending for a number of months, on July 14, 2009, a final judgment was filed in the US District Court of New Haven, CT.  It was ordered that David D. Mladen is prohibited for five years following the date of the filing from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act.  Additionally, Mr. Mladen was ordered to pay a disgorgement of $5,000, representing profits gained as a result of the conduct alleged in the original complaint, together with prejudgment interest of $254.  Finally, Mr. Mladen was ordered to pay a civil penalty in the amount of $50,000.

David D. Mladen (“Mr. Mladen”), resigned his positions as of August 13, 2009. Mr. Mladen voluntarily resigned in his capacities in keeping with the agreement reached in settlement of the civil litigation previously initiated by the U.S. Securities and Exchange Commission against the Company and Mr. Mladen, individually. Mr. Mladen’s agreement,  which is to not serve as an Officer or a Director for a period of five (5) years, was approved by the United States District Court, District of Connecticut in SEC v. Excellency Investment Realty Trust, Inc. and David D. Mladen, Case No. 3:08-cv-0158-JBA, by Final Judgment dated July 15, 2009, which becomes non-appealable on August 17, 2009.  There is no disagreement between Mr. Mladen and the Company regarding his voluntary resignation announced in this Form 8-K, as settlement of the SEC litigation by consenting to the five year bar that was included in the Final Judgment was believed to be in the Company’s and Mr. Mladen’s best interest.

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

There were no matters submitted to the shareholders during 2009.

PART II -   Other Information

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

Period	High	Low
First quarter 2008	1.90	1.65
Second quarter 2008	3.60	1.70
Third quarter 2008	4.00	4.25
Forth quarter 2008	3.75	0.08
First quarter 2009	0.15	0.15
Second quarter 2009	0.10	0.10
Third quarter 2009	0.15	0.15
Forth quarter 2009	0.18	0.18
Holders

As of the date hereof, the number of record holders of our Common Stock was approximately 556. The aggregate number of shares outstanding as of the date hereof is 44,218,680.

Dividends

We have not declared any cash dividends with respect to our Common Stock and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently have no equity compensation plans.

Recent Sales of Unregistered Securities

In the year ended December 31, 2008, and subsequent periods through the date hereof, we issued unregistered securities, as follows:

Issuance of Shares for Past Services

On December 16, 2008, the company issued 100,000 restricted common shares to Carlos D. Carrillo for payment against an outstanding invoice dated October 11, 2008.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

Between July, 2006 and September, 2006, we purchased an aggregate of 4,969 shares of our Common Stock in the open market, through a brokerage account (the "Brokerage Account") held in the name of Excellency Investment Realty Trust I, L.P., a limited partnership which is owned (i) 81% by the Company, and (ii) 19%, collectively, by David Mladen, our majority shareholder, and his son, daughter-in-law, daughter, and son-in-law. For accounting purposes, these purchases were treated as treasury stock.

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

As of December 31, 2009, 2,469 remaining shares of our common stock are held in the Brokerage Account. We paid an aggregate of $34,168, or an average of $13.83 per share, for the 2,469 remaining shares of stock, and have recorded the acquisition of these shares as treasury stock shares at cost in the accompanying consolidated financial statements.

Issuance of Shares for Notes Payable Owed

On December 16, 2009 David Mladen sold to Faith Capital NY a portion of his note receivable in the amount of $12,500.  Effective immediately that same date, Excellency Investment Realty Trust, Inc. agreed to convert that portion of the note into common stock at a per share price of $0.035, and issued 357,143 common shares to retire the debt.   The shares were recorded at their fair market value at the date of grant and a loss on conversion of $58,928 was recorded for the year ended December 31, 2009.

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

Property, Equipment & Real Estate

Property, Equipment, Land, Buildings and Improvements are recorded at cost.  Buildings and Improvements are depreciated over 27.5 years using the straight line method of depreciation.  In 2007, we changed the number of years for depreciation from 40 to 27.5, which was treated as a change in accounting estimate.  Depreciation expense was $206,970 and $206,963 for 2009 and 2008 respectively.  Total accumulated depreciation was $1,760,928 and $1,553,962 as of December 31, 2009 and 2008 respectively.  Expenditures for maintenance and repairs, which do not generally extend the useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of income in the year of disposal.

Long-lived Assets

Long-lived assets consist of property and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if impairment exists pursuant to the requirements of current accounting guidance. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.  Based on our review, there was no impairment of our properties during the years ended December 31, 2009 or 2008.

Accounts Receivable - Tenants

Tenant receivables are reported net of an allowance for doubtful accounts. Management has elected to be as conservative as possible and included 100% of its moved out tenant receivables and 75% of its current tenant receivables in its allowance for doubtful accounts, even though it has judgments against many of the tenants.  As of December 31, 2009, and 2008, the Company has recorded an allowance for doubtful accounts of $893,966 and $820,795, respectively.  Any positive effect of collecting on these judgments has not been reflected in these statements.  An allowance for doubtful accounts is established based upon the tenants’ aging and prior history with specific tenants.

Mortgage Notes Payable

The Mortgage Notes are collateralized by each respective Property.  David Mladen, the Company's majority stockholder , has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan.  These are reported at the then principal balance of the notes.  The initial interest rate on the Mortgage Note of 5.625% will remain in effect for eighty four (84) months. Thereafter, the Mortgage Notes bear interest at a rate equal to the five (5) year "Fixed Rate Advance" as determined by the Federal Home Bank of New York, plus two and one half percent (2.5%), rounded to the nearest one-eighth of one percent (0.125%) and the interest rate will be adjusted every sixty (60) months. The loans are repayable in monthly installments of principal and interest (which total $47,343), due on the first day of each month, commencing February 1, 2006. The principal and interest payments are based on a 360 month amortization. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be due.

Promissory Notes Payable – Related Party

On November 4, 2005 (the "Loan Date"), the Pre-Acquisition Eternal Stockholders of Eternal Enterprise, Inc., which were comprised of David Mladen, the Company's majority shareholder and the then sole officer and director, and Mr. Mladen's son, daughter-in-law, daughter, and son-in-law, exchanged, in the aggregate, 100% of the issued and outstanding shares of common stock of Eternal, for (i) limited partnership interests representing 20% of the total partnership interests in each of the Limited Partnerships, and (ii) unsecured promissory notes payable to the Pre-Acquisition Eternal Stockholders in the aggregate principal amount of $2,610,006 (the "LP Notes"), pursuant to Contribution Agreements between the Pre-Acquisition Eternal Stockholders and the Limited Partnerships. In consideration for the Company's ownership of 80% of the total partnership interests of each of the Limited Partnerships, the Company agreed to assume the LP Notes.  During 2009, partial payments were made on the notes and part of the note was settled through the issuance of common stock.  The principal plus accrued interest remaining due as of December 31, 2009 was $1,893,052.

Contingent Liabilities

The Company has previously accounted for registration rights agreements as a separate freestanding instrument and accounted for liquidated damages provision as a derivative liability in accordance with accounting rules.  Accordingly the liability was recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded as other non-operating income or expenses.

As of January 1, 2007, the Company adopted rulings which called for registration rights agreement penalties to be assessed pursuant to accounting guidelines. After determining loss was probable, the Company, with the assistance of a valuation expert, assessed the probability of an effective registration statement and determined that based upon a probability analysis the contingent liability was $3,725,501 and $3,745,394 as of December 31, 2009 and 2008, respectively. The contingent liability is combined with the accrued liability of $6,584,000 and $4,424,000 as of December 31, 2009 and 2008, respectively, and a total registration rights liability is presented on the face of the balance sheet.

Income Taxes

The Company accounts for income taxes with the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The potential benefit of net operating losses (which will begin to expire in the year 2026), has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

2009
Net Operating Loss Carryforward (Deferred Tax Asset)	3,220,666
Valuation Allowance	(3,220,666)
Net Future Income Taxes	-

Stock-based Compensation

On January 1, 2006, the Company adopted rulings and procedures, which require the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values.

The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviours.

Going Concern

The Company has suffered recurring losses from operations. During the year ended December 31, 2009, the Company had a net loss of ($2,285,412), and has a net accumulated deficit of $16,842,055 as of December 31, 2009, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements and Interpretations

In February 2007, the FASB issued standards which permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on the consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued standards that requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. These standards clarify that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent.

In May 2008, the FASB issued standards, that identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy).

On May 1, 2009, the Emerging Issues and Task Force issued guidance titled “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock” .  This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   The adoption of this standard has affected the accounting for certain freestanding warrants and preferred stock that contain exercise price adjustment features (“down round provisions”). The Company does not expect the adoption of this standard to impact its financials.

In May 2009, the FASB issued subsequent event guidance. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). This guidance requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. This pronouncement was effective for the year end December 31, 2009 and has been adopted in this filing.

In June 2009, the FASB issued the “Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have an impact on the Company’s results of operations, financial condition or cash flows.

Results of Operations – Comparison of Years Ended December 31, 2009 versus 2008

The following summarizes changes in our operations for the twelve-month periods ended December 31, 2009 and 2008.

We had a net loss of $2,165,274 for 2008, compared to a net loss of  $2,285,412 for same period in 2009.  Although revenue increased by $35,945,  and property operating costs decreased by $297,095, non-operating expenses increased by $361,200 resulting in a net increase in loss of $120,138

Rental Revenue

Revenues increased $35,945, to $1,807,699 from $1,771,754, or approximately 2%, in 2009, compared to the same period in the prior year.  This increase was primarily related to a combination of higher occupancy rates and higher rents at our Properties.

Property Operating Costs

Property operating costs decreased $297,095, to $777,064 from $1,074,159, or approximately 28%, in 2009 as compared to 2008  The decrease was primarily related to decreases in our utilities, supplies and repair costs.

General and Administrative

General and administrative expense increased $90,297, to $296,040 in 2009, from $205,743 in 2008, or approximately 44%.  The amount increased primarily due to an increase in professional fees we incurred, as compared to the prior year.

Depreciation and Amortization

Depreciation and amortization expense in 2009 was $220,510 as compared to  $220,143, for the prior year, which is consistent year over year.

Interest Expense

Interest expense increased $58,863, to $668,181 from $609,318, or approximately 10%, in 2009, as compared to 2008.  The reason for this increase was primarily related to an increase in liabilities.  In the fourth quarter of 2009, the company began to accrue interest on the registration rights liability due to Mr. Mladen at a rate of 7%.

Loss on Registration Rights Penalty

In 2008, we incurred a registration rights penalty of $1,833,473, resulting from our failure to satisfy certain registration requirements, as further described in the "Liquidated Damages" section above.  In 2009 the loss was $2,139,607, a 17% increase.

Liquidity and Capital Resources

As of December 31, 2009, our cash and cash equivalents were $32,588, a decrease of $14,680 from the beginning of our fiscal year.  All cash and cash equivalents are held in money market or checking accounts.

In previous periods we have suffered recurring losses from operations.  As of December 31, 2009, we had a net stockholders' deficit, including non-controlling interests, of $16,692,915.

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

Uses of Capital

Net Cash From Operations

During 2009, $372,517 was provided by operations, compared to $31,413 provided by operations in 2008.  The main reasons for this change were a $242,376 increase in operating income for 2009, as compared to 2008, partially offset by a reduction of $210,414 in our accounts payable and accrued expenses for the period.

Net Cash From Financing Activities

During 2009, we used $387,197 in financing activities, compared to $225,694 used in 2008.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8.

Consolidated Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Excellency Investment Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Excellency Investment Realty Trust, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excellency Investment Realty Trust, Inc. as of December 31, 2009 and 2008, and the results of its operations, changes in stockholders' deficit and cash flows then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
Houston, Texas
www.mkacpas.com
April 15, 2010

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

ASSETS	2009	2008

Real Estate
Land	$811,402	$811,402
Building and improvements	5,001,053	5,001,053
	5,812,455	5,812,455
Less: accumulated depreciation	(1,760,928)	(1,553,962)
	4,051,527	4,258,493

Cash and cash equivalents	32,588	47,268
Accounts receivable-tenants, net of allowance for doubtful
accounts of $893,966 at December 31, 2009 and $820,795 at December 31, 2008	3,660	8,254
Deferred financing costs, net of accumulated amortization of
of $51,838.at December 31, 2009 and $41,799 at December 31, 2008	125,683	139,224
Escrow account	90,375	80,677
Other assets	-	95
TOTAL ASSETS	$4,303,833	$4,534,011

LIABILITIES AND STOCKHOLDERS' DEFICIT

Mortgage notes payable	$7,762,926	$7,890,446
Promissory notes payable-related party	1,893,052	2,166,698
Security deposits	105,796	116,136
Line of credit	67,986	70,991
Accounts payable and accrued expenses	857,487	636,733
Accrued Registration Rights Penalty and contingent portion	10,309,501	8,169,394
	.
TOTAL LIABILITIES	20,996,748	19,050,398

STOCKHOLDERS' DEFICIT:

Preferred stock, $0.001 par value, 1,000,000 shares authorized;
Series A Convertible Preferred Stock, par value $0.01, 10,000 shares authorized, 10,000
issued and outstanding, as of December 31, 2008 and 2009. Aggregate liquidation	100	100
preference of $9,100 ($0.91 per share)
Series B Preferred Stock, par value $0.01, 20,000
shares authorized, 0 shares issued and outstanding, as of December 31, 2008 and 2009	-	-
Common stock, par value $0.01, 200,000,000 shares authorized, 43,861,537 and
44,218,680 issued and outstanding as of December 31, 2008 and 2009 respectively.	442,186	438,615
Treasury stock, at cost- 2,469 shares	(34,168)	(34,168)
Additional paid-in capital	1,952,136	1,846,939
Accumulated deficit	(19,202,309)	(16,916,897)
TOTAL STOCKHOLDERS’ DEFICIT-Excellency Investment Realty Trust, Inc.	(16,842,055)	(14,665,411)
Non-controlling interests	149,140	149,024
TOTAL STOCKHOLDERS' DEFICIT	(16,692,915)	(14,516,387)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,303,833	$4,534,011

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Rental revenue	$1,807,699	$1,771,754

Operating expenses:
Property operating costs	777,064	1,074,159
General and administrative	296,040	205,743
Depreciation and amortization	220,510	220,143
Total operating expenses	1,293,614	1,500,045

Operating income	514,085	271,709

Non-operating (expenses) and income:
Interest expense	(668,181)	(609,318)
Other income	63,358	633
Loss on debt extinguishment	(58,928)	-
Loss on registration rights penalty	(2,139,607)	(1,833,473)
Total non-operating expenses	(2,803,358)	(2,442,158)

Net Loss including non-controlling interests	(2,289,273)	(2,170,449)

Net Loss attributable to non-controlling inerests	(3,861)	(5,175)

Net Loss - Excellency Investment Realty Trust, Inc.	$(2,285,412)	$(2,165,274)

Loss per share — basic and diluted	(0.05)	(0.05)

Weighted average common shares outstanding basic and diluted	43,876,174	43,765,635

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss - Excellency Investment Realty Trust, Inc.	$(2,285,412)	$(2,165,274)
Net loss - Noncontrolling interests	(3,861)	(5,175)
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock based compensation	28,340	8,000
Compensation expense added as paid in capital	9,000	6,000
Amortization of Deferred Financing Costs	13,542	13,175
Depreciation expense	206,968	206,968
Bad debt expense	11,760	118,949
Net loss on registration rights penalty	2,139,607	1,833,473
Net loss on extinguishment of debt	58,928	-
Changes in operating assets and liabilities:
Accounts receivable	(7,166)	(123,251)
Other Assets	(9,603)	3,337
Accounts payable and accrued exxpenses	210,414	135,211
CASH PROVIDED BY OPERATING ACTIVITIES	372,517	31,413

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on Related Party debt	-	180,799
Capital contributions to White Knight Management	3,977	-
Borrowings on White Knight Management line of credit	-	21,040
Payments on White Knight Management line of credit	(814)	-
Payments on line of credit	(2,192)	-
Payments on Related Party debt	(260,648)	(306,971)
Payments on Mortgage Notes Payable	(127,520)	(120,562)

CASH USED FOR FINANCING ACTIVITIES	(387,198)	(225,694)

NET DECREASE IN CASH	(14,681)	(194,281)

CASH AT BEGINNING OF YEAR	47,268	241,549

CASH AT YEAR END	$32,587	$47,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Note payable settled through issuance of common stock	$12,500	$-
Cash paid for Interest	$435,095	$453,233
Cash paid for Income Taxes	$-	$-
See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
JANUARY 1, 2008 THROUGH DECEMBER 31, 2009

	Preferred Stock				Additional		Treasury
	Series A		Common Stock		Paid-in	Accumulated	Stock	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	at Cost	Interests	Total

Balance at January 1, 2008	10,000	$100	43,761,537	$437,615	$1,833,939	$(14,751,623)	$(34,168)	$171,102	$(12,343,035)

Capital Contributed (Withdrawn)								(16,903)	(16,903)
Compensation Expense					6,000				6,000
Shares issued for Services			100,000	1,000	7,000				8,000
Net (loss)						(2,165,274)		(5,175)	(2,170,449)
									-
Balance at December 31, 2008	10,000	$100	43,861,537	$438,615	$1,846,939	$(16,916,897)	$(34,168)	$149,024	$(14,516,387)

Capital Contributed (Withdrawn)								3,977	3,977
Compensation Expense					9,000				9,000
Shares issued for Services					28,340				28,340
Shares issued for note conversion			357,143	3,571	67,857				71,428
Net (loss)						(2,285,412)		(3,861)	(2,289,273)

Balance at December 31, 2009	10,000	$100	44,218,680	$442,186	$1,952,136	$(19,202,309)	$(34,168)	$149,140	$(16,692,915)

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.

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

Accounting guidance titled, "Consolidation of Variable Interest Entities," requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. White Knight Management, LLC is now considered a VIE and the Company its primary beneficiary both as of December 31, 2009 and 2008, and as a result is consolidated within the balances presented on the financial statements.

Note 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNING POLICIES

Audited Consolidated Financial Statements

The December 31, 2009 consolidated financial statements presented herein are audited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through December 31, 2009. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The accompanying consolidated financial statements include accounts of White Knight Management, LLC. in which the Company has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest. The Company has determined that White Knight Management, LLC is a VIE and that the Company is the primary beneficiary as of December 31, 2009 and 2008.

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

Property, Equipment & Real Estate

Property, Equipment, Land, Buildings and Improvements are recorded at cost.  Buildings and Improvements are depreciated over 27.5 years using the straight line method of depreciation.  In 2007, we changed the number of years for depreciation from 40 to 27.5, which was treated as a change in accounting estimate.  Depreciation expense was $206,970 and $206,963 for 2009 and 2008 respectively.  Total accumulated depreciation was $1,760,928 and $1,553,962 as of December 31, 2009 and 2008 respectively.  Expenditures for maintenance and repairs, which do not generally extend the useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of income in the year of disposal.

Long-lived Assets

Long-lived assets consist of property and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if impairment exists pursuant to the requirements of current accounting guidance. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.  Based on our review, there was no impairment of our properties during the years ended December 31, 2009 or 2008.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  As of December 31, 2009 and 2008, the Company has no cash equivalents.

Accounts Receivable - Tenants

Tenant receivables are reported net of an allowance for doubtful accounts. Management has elected to be as conservative as possible and included 100% of its moved out tenant receivables and 75% of its current tenant receivables in its allowance for doubtful accounts, even though it has judgments against many of the tenants.  As of December 31, 2009, and 2008, the Company has recorded an allowance for doubtful accounts of $893,966 and $820,795, respectively.  Any positive effect of collecting on these judgments has not been reflected in these statements.  An allowance for doubtful accounts is established based upon the tenants’ aging and prior history with specific tenants.

Deferred Financing Costs

The Company incurred approximately $178,000 of deferred financing costs related to Mortgage Notes Payable, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense, calculated using the effective interest method, was $13,542 and $9,673 for the years ended December 31, 2009 and 2008 respectively.

Escrow Account

The Company’s mortgage note holder requires the holding of escrow payments for the purposes of paying real estate taxes and insurance on the Company’s properties.  The balance is recorded at cost.

Mortgage Notes Payable

The Mortgage Notes are collateralized by each respective Property.  David Mladen, the Company's majority stockholder, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan.  These are reported at the then principal balance of the notes.  The initial interest rate on the Mortgage Note of 5.625% will remain in effect for eighty four (84) months. Thereafter, the Mortgage Notes bear interest at a rate equal to the five (5) year "Fixed Rate Advance" as determined by the Federal Home Bank of New York, plus two and one half percent (2.5%), rounded to the nearest one-eighth of one percent (0.125%) and the interest rate will be adjusted every sixty (60) months. The loans are repayable in monthly installments of principal and interest (which total $47,343), due on the first day of each month, commencing February 1, 2006. The principal and interest payments are based on a 360 month amortization. The Mortgage Notes mature on January 1, 2018, at which time the entire unpaid principal balance, plus accrued interest thereon, shall be due.

Promissory Notes Payable – Related Party

On November 4, 2005 (the "Loan Date"), the Pre-Acquisition Eternal Stockholders of Eternal Enterprise, Inc., which were comprised of David Mladen, the Company's majority shareholder and the then sole officer and director, and Mr. Mladen's son, daughter-in-law, daughter, and son-in-law, exchanged, in the aggregate, 100% of the issued and outstanding shares of common stock of Eternal, for (i) limited partnership interests representing 20% of the total partnership interests in each of the Limited Partnerships, and (ii) unsecured promissory notes payable to the Pre-Acquisition Eternal Stockholders in the aggregate principal amount of $2,610,006 (the "LP Notes"), pursuant to Contribution Agreements between the Pre-Acquisition Eternal Stockholders and the Limited Partnerships. In consideration for the Company's ownership of 80% of the total partnership interests of each of the Limited Partnerships, the Company agreed to assume the LP Notes. During 2009, partial payments were made on the notes and part of the note was settled through the issuance of common stock.  The principal plus accrued interest remaining due as of December 31, 2009 was $1,893,052.

Security Deposits

The Company records security deposits received from tenant’s as a liability.  Upon termination of occupancy, the security deposit (net of any costs incurred) is returned to the tenant.

Contingent Liabilities

The Company has previously accounted for registration rights agreements as a separate freestanding instrument and accounted for liquidated damages provision as a derivative liability in accordance with accounting rules.  Accordingly the liability was recorded at estimated fair value based on an estimate of the probability and costs of cash penalties being incurred and is revalued at each balance sheet date with changes in value recorded as other non-operating income or expenses.

As of January 1, 2007, the Company adopted rulings which called for registration rights agreement penalties to be assessed pursuant to accounting guidelines. After determining loss was probable, the Company, with the assistance of a valuation expert, assessed the probability of an effective registration statement and determined that based upon a probability analysis the contingent liability was $3,725,501 and $3,745,394 as of December 31, 2009 and 2008, respectively. The contingent liability is combined with the accrued liability of $6,584,000 and $4,424,000 as of December 31, 2009 and 2008, respectively, and a total registration rights liability is presented on the face of the balance sheet.

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

Current account standards require the Company to evaluate and disclose assets and liabilities measured at fair value on a recurring basis as part of a three tier hierarchy as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets that are measured and recognized at fair value on a recurring basis at December 31, 2009.

Level 1:  none

Level 2:
•	Mortgage Notes Payable: $7,762,926
•	Promissory note payable – related party: $1,893,052
•	Line of credit: $67,986

Level 3:
•	Registration Rights Contingent Liability: $3,725,501

Income Taxes

The Company accounts for income taxes under the current accounting provisions, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Pursuant to the guidance, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses of $9,201,904 (which will begin to expire in the year 2026), has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

2009
Net Operating Loss Carryforward (Deferred Tax Asset)	3,220,666
Valuation Allowance	(3,220,666)
Net Future Income Taxes	-

Stock-based Compensation

On January 1, 2006, the Company adopted rulings and procedures, which require the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values.

The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviours.

Loss Per Common Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock and treasury shares were not included in the computation of diluted loss per share because that would have diluted earnings per share that had a basic loss per share of $0.05 and $0.05, for the years ended December 31, 2009 and 2008, respectively.

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

Other Recently Issued Accounting Pronouncements

On May 1, 2009, the Emerging Issues and Task Force issued guidance titled “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock” .  This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   The adoption of this standard has affected the accounting for certain freestanding warrants and preferred stock that contain exercise price adjustment features (“down round provisions”). The Company does not expect the adoption of this standard to impact its financials.

In May 2009, the FASB issued subsequent event guidance. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). This guidance requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. This pronouncement was effective for the year end December 31, 2009 and has been adopted in this filing.

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

Reclassifications

Certain prior year accounts, particularly non-controlling interests, have been reclassified in accordance with current year standards.

Note 3 – GOING CONCERN

The Company has suffered recurring losses from operations. During the year ended December 31, 2009, the Company had a net loss of ($2,285,412), and has a net accumulated deficit, including non-controlling interests, of $16,692,915 as of December 31, 2009, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2009 and 2008, the LP Notes payable were $1,893,052  and $2,166,698, respectively.

Principal payment maturities on the related party notes outstanding at December 31, 2009 are:

Fiscal Year	Amount
2009	$-
2010	1,893,052
2011	-
2012	-
2013	-
Thereafter	-
Total	$1,893,052

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

The Mortgage Notes are collateralized by each respective Property.  David Mladen, the Company's majority stockholder, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. The Company incurred approximately $178,000 of deferred financing costs related to these loans, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense, calculated using the effective interest method, was $13,542 and $13,175 for the years ended December 31, 2009 and 2008, respectively.

The following sets forth the amounts outstanding on each of the Notes as of December 31, 2009, and the required monthly principal and interest payments:

	P & I	Mortgage
Property	Payment	Prin. Bal.
56 Webster	2,763	453,089
270 Laurel	11,513	1,887,871
252 Laurel	3,362	551,258
243 - 255 Laurel	6,493	1,064,759
21 Evergreen	4,053	664,531
117-145 S. Marshall	8,243	1,351,716
154-160A Collins	7,507	1,230,892
360 Laurel	3,408	558,810
	47,342	7,762,926

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

Principal payment maturities on the mortgage outstanding at December 31, 2009 are:

Fiscal Year	Amount
2010	134,881
2011	142,667
2012	150,903
2013	158,845
2014	167,206
Thereafter	7,008,424
Total	$7,762,926

Note 5 – INVESTMENTS IN TRADING SECURITIES

The Company's investments are comprised of equity securities of publicly traded companies. During the year ended December 31, 2007, the Company sold its investments for a realized loss of $158,921.  As of December 31, 2008 and 2009, the Company no longer held any investments.

Between July, 2006, and September, 2006, the Company purchased an aggregate of 4,969 shares of its common stock in the open market, through a brokerage account held in the name of Excellency Investment Realty Trust I, L.P., a limited partnership which is owned (i) 81% by the Company, and (ii) 19%, collectively, by David Mladen, the Company's majority shareholder and sole officer and director, and his son, daughter-in-law, daughter, and son-in-law. For accounting purposes, these purchases were treated as treasury stock of which 2,500 of the purchased shares were resold in the open market. The purchase price of these shares was between $8.16 and $24.44, and the selling price per share was between $11.66 and $24.26, or an average aggregate sales price of $17.44. The difference between the purchased price and the sales price of $16,359 was recorded as additional paid in capital in the accompanying consolidated financial statements. The Company paid $34,168 or $13.83 per share for these 2,469 shares of stock, and has recorded the acquisition of these shares as treasury stock shares at cost in the accompanying consolidated financial statements. As of December 31, 2009, 2,469 shares of the Company's common stock are held in the Company's brokerage account. The Company plans to hold and not sell the Treasury Stock.

Note 6 – RELATED PARTY TRANSACTIONS

Rent-Free Apartments

The Company provided a rent-free apartment to David Mladen, its majority shareholder and an officer and director. As a result, the Company has recorded compensation expense to David Mladen in the aggregate amount of $9,000, for the year ended December 31, 2009, which was the fair value of apartment rental.

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

As of December 31, 2009, the Resale Registration Statement had still not been filed, and the accrued liability of $2,160,000 had been recorded, resulting in a balance of $6,584,000.

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

On February 2, 2007, the Company filed a request to withdraw the Registration Statement with the Commission. Mr. Mladen had agreed to waive the liquidated damages which were due to him through June 30, 2007, but as a result of the withdrawal of the Registration Statement the contingent liability increased to $4,071,921 as of December 31, 2007, and the accrued liability increased to $4,424,000 as of December 31, 2008 and to $6,584,000 as of December 31, 2009.

In accordance with accounting guidance, the Company classified as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreement.

Current accounting guidance  no longer requires classification of these registration rights as a derivative instrument. Due to the probable loss, the Company, with the help of a valuation specialist, determined the likely settlement to be $3,725,501 and $3,745,394 at December 31, 2009 and 2008, respectively, which is accrued as a contingent liability.

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

On March 6, 2007, David Mladen, the Company's majority stockholder,  converted 1,000 shares of the Company's Series A Preferred Stock into 143,000 shares of the Company's common stock.

As of December 31, 2009 and 2008, 10,000 shares of the Company's Series A Preferred Stock were issued and outstanding, and held by David Mladen, the Company's majority shareholder.

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

As of December 31, 2009 and 2008, no shares of the Company's Series B Preferred Stock were issued or outstanding.

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

On October 24, 2006, Mr. Mladen converted the Series C Preferred Shares into 43,500,000 shares of the Company's Common Stock.

Stock based compensation
In 2008, 10,000 shares were issued to a consultant to settle an outstanding invoice.  Pursuant to our agreement with the consultant, the liability was not settled until the shares were free trading.  As of December 31, 2008, the shares were not yet free trading, and the liability remained recorded.  As a result, the 100,000 shares were valued at their fair market value on the date of grant, $8,000, and were expensed as compensation expense in 2008.

In 2009, the shares discussed above became free trading, and in accordance with our agreement with our consultant, the invoice was deemed to have been fully satisfied.  Upon satisfaction of the invoice, we recorded an additional amount to additional paid in capital, which reflected the satisfaction of the liability from the shares issued in 2008.

Also in 2009, we issued 357,143 shares to an unrelated party to settle $12,500 of our promissory note with Mr. Mladen, our majority shareholder.  Since the shares were issued to an unrelated party, we recorded the issuance at the fair market value on the date of grant, $71,428, and recorded a loss of $58,928, which represents the excess fair market value over the debt satisfied.

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

Note 9 – INCOME TAXES

The Company accounts for income taxes under current accounting provisions, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Pursuant to the guidance, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses of $9,201,904 (which will begin to expire in the year 2026), has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

2009
Net Operating Loss Carryforward (Deferred Tax Asset)	3,220,666
Valuation Allowance	(3,220,666)
Net Future Income Taxes	-

Note 10 – PROPERTY, PLANT AND EQUIPMENT

Property, Equipment, Land, Buildings and Improvements are recorded at cost.  Buildings and Improvements are depreciated over 27.5 years using the straight line method of depreciation.  In 2007, we changed the number of years for depreciation from 40 to 27.5, which was treated as a change in accounting estimate.  Depreciation expense was $206,970 and $206,963 for 2009 and 2008 respectively.  Total accumulated depreciation was $1,760,928 and $1,553,962 as of December 31, 2009 and 2008 respectively.  Expenditures for maintenance and repairs, which do not generally extend the useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of income in the year of disposal.  These assets serve as collateral for the mortgages notes that they are financed by.

Note 11 – CONCENTRATIONS

The company is dependent upon the real estate market, which is currently in decline.  If the market should continue to decline, it will could have an adverse impact on Excellency’s business.

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

As of January 1, 2007, we have consolidated our financial statements with White Knight. In accordance with the Financial Accounting Standards Board ("FASB") a variable-interest entity ("VIE") is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.

Included in the balances consolidated are a line of credit with a balance of $67,986 and $70,991 as of December 31, 2009 and 2008, respectively.  Also consolidated are cash balances of approximately $ 0 and $2,793 at December 31, 2009 and 2008, respectively.  Since Excellency Investment Realty Trust does not own any interest in White Knight Management, the interest expense recorded on the line of credit is excluded from net income on the consolidated statement of operations.

In accordance with accounting standards effective in fiscal year 2009, non-controlling interests is presented as a separate line item within equity.  The Company has reclassified prior period amounts for comparative purposes.

Note 14 – SUBSEQUENT EVENTS

On February 26, 2010, Excellency agreed to convert certain related party notes payable into common stock.  The total debt that was retired by this conversion was $115,000, and the total common shares issued for this conversion was 1,531,250.

Subsequent events have been reported through the date this report is filed.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control—Inte grated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During our review of controls for the audited period ended December 31, 2009, and in the process of preparing our Annual Report, our management discovered that there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the preparation of the Annual Report were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principals (GAAP); (iii) inadequate security over information technology and (iv) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.
As of December 31, 2009, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, the Company concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

M&K CPAS, PLLC, an independent registered public accounting firm, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009 pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.

Other Information

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

PART III

Item 10.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) Of The Exchange Act

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

Gorica M. Adduci	34	President, Chief Executive Officer and
		Director (principal executive officer)
Richard Pelletier	49	Chief Financial Officer (principal
		financial and accounting officer), treasurer, secretary
Vera Mladen	52	Director
Fedele Adduci	38	Director

Gorica M. Adduci. Ms. Adduci has been our President and Chief Executive Officer, and a director of ours, since August 13, 2009. Gorica Adduci, who has worked in the real estate industry for quite some time, was appointed by the Directors of the Company as a replacement Director, President and the Interim Chief Executive Officer to replace those roles historically filled by Mr. Mladen, who resigned on that same date, until the next regularly scheduled meeting of shareholders where Directors stand for re-election.

Richard Pelletier. Mr. Pelletier was named as our Chief Financial Officer, effective as of October 1, 2008. Mr. Pelletier has over 29 years of CPA experience Mr. Pelletier, received a BS from Bryant College, located in Smithfield, RI in 1981.

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

Family Relationships

Vera Mladen, a director of ours, is the mother of Gorica M. Adduci, our President and Chief Executive Officer and a director of ours. Fedele Adduci is the son-in-law of  Vera Mladen and husband of Gorica M. Adduci.

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

Item 11.

Executive Compensation

Summary Compensation

For the fiscal years ended December 31, 2009 and 2008, except as noted in Item 9b, and herein described, above, there has been no executive compensation to our named executive officers.

         (1) In fiscal 2009, we provided rent-free apartments to Mr. Mladen and one of his family members in one of our Properties. As a result, we charged Mr.  Mladen with a compensation expense in the aggregate amount of $9,000.

Outstanding Equity Awards at Fiscal Year-End

We have no outstanding equity awards as of the fiscal year ended December 31, 2009.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Consulting Contract with Former CEO, President, Director, David Mladen:

The Company entered into a consulting contract with David Mladen effective September 1, 2009, subject to the following terms and conditions.

1.	Consulting services by Consultant for Company commenced on September 1, 2009, and shall continue for one (1) year until August 31, 2010.

2.	The following duties and responsibilities shall be competently performed by the Consultant:

a.	Review and advise on all insurance policies and claims on same;
b.	Research new real estate projects that the Company may be interested in adding to its portfolio;
c.	Assist Company in obtaining financing for new projects; and
d.	Other duties as deemed necessary by Company.

3.
The Consultant shall work part-time, both at Company’s offices and via telecommuting, such hours as are required by the Company for the Consultant to competently perform the duties of this agreement.  The Consultant shall use his or her best efforts on behalf of the Company.

4.	The Consultant shall comply with all stated standards of performance, policies, rules, and regulations.

5.
The Company shall make payment to the Consultant a set amount as compensation for services rendered.  The Consultant agrees to accept the sum of $31,200 per year, payable weekly in the amount of $600.  In addition to the above compensation, the Consultant will be entitled health insurance.

Contract for CFO Services with Richard Pelletier

The Company in under agreement to pay Mr. Pelletier as it’s “contract CFO”, subject to the following terms and conditions:
1.	Services began on October 1, 2008, and continue indefinitely until replaced;
2.	Mr. Pelletier is responsible to QuickBooks accounting, monthly reporting to management, and preparation of the Company’s quarterly and annual SEC reporting;
3.	Mr. Pelletier works part-time, both at Company’s offices and via telecommuting, such hours as are necessary to competently perform his duties;
4.	Mr. Pelletier is paid $3,000 / month as “contract CFO”.

         Except as noted above, through December 31, 2009, there were no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of ours which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the company or any subsidiary, any change in control, or a change in the person's responsibilities following a change in control:

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock as of the date hereof, by (i) each person known by us to be the beneficial owner of more than 5% of our Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of our Common Stock that may be acquired by an individual or group within sixty (60) days of the date hereof, pursuant to the exercise of options or warrants, or conversion of convertible securities, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 44,218,680 shares of Common Stock outstanding as of the date hereof.

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

Name And	Amount And
Address Of	Nature Of
Beneficial	Beneficial		Percent Of
Owner	Ownership		Class

Gorica M. Adduci
President, Chief Executive Officer and	0		*
Director (principal executive officer)

Richard Pelletier
Chief Financial Officer (principal financial	0		*
and accounting officer)

Vera Mladen	43,810,616	(1)	99.08%
Director

Fedele Adduci	0		*
Director

All Executive Officers
and Directors as a	43,810,616	(1)	99.08%

Group (4 persons)

* Denotes less than 1%

         (1) Vera Mladen is deemed to beneficially own: (i) 30,000,000 shares of Common Stock currently held by Blue Rose Trust Fund, a trust controlled by Mrs. Mladen’s husband, David Mladen, (ii) 12,378,147 shares of Common Stock currently held by Mrs. Mladen’s husband Mr. Mladen, (iii) 1,430,000 shares of Common Stock Mrs. Mladen’s husband , Mr. Mladen, would receive upon the conversion of shares of Series A Preferred Stock he currently holds; and (iii) 2,469 shares of our Common Stock held by Excellency Investment Realty Trust I, LP, a company controlled by Mrs. Mladen’s husband,  Mr. Mladen.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As is discussed in Note 6 to the financial statements, The Company provided a rent-free apartment to David Mladen, its majority shareholder. As a result, the Company has recorded compensation expense to David Mladen in the aggregate amount of $9,000, for the year ended December 31, 2009, which was the fair value of apartment rental.

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

For the year ended December 31, 2009, we paid Mr. Mladen a total of $260,646 of principal due under his portion of the LP Notes.  For the year ended December 31, 2008, we paid Mr. Mladen a total of $306,971 of  principal. As of December 31, 2009 and 2008, the total amount due under the LP Notes was $1,893,052 and $2,166,698 respectively.

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

Item 14.

Principal Accountant Fees and Services

We paid M&K CPAS, PLLC audit and review fees of approximately $9,000 for 2009 and $30, 000 for 2008.  .

Tax Fees. We have not paid any money for tax related services as these services are included in our contract with Mr. Pelletier, our CFO.

All Other Fees.  We have not paid any money for audit related fees.

Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as our audit committee, approved the engagement of M&K CPAS, PLLC.

Item 15.

Exhibits, Financial Statement Schedules, Signatures

Exhibit No	Description of Exhibit

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

EXCELLENCY INVESTMENT REALTY TRUST, INC.

Date: April 15, 2010	By:	/s/ Gorica M. Adduci
Gorica M. Adduci
President, Chief Executive Officer and
Authorized Representative

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gorica M. Adduci	President, Chief Executive Officer, Director (Principal Executive Officer)	April 15, 2010
Gorica M. Adduci
	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2010
/s/ Richard Pelletier
Richard Pelletier

/s/ Vera Mladen	Director	April 15, 2010
Vera Mladen

/s/ Fedele Adduci	Director	April 15, 2010
Fedele Adduci