Form 10-Q
period 2010-03-31
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2010-05-24
CIK 1286218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of May 20, 2010: 45,749,930 shares of common stock, with a par value of $0.01 per share.

PART I

Financial Information

Item 1.	Financial Statements.

As used herein, the term “Excellency” refers to Excellency Investment Realty Trust, Inc., a Maryland corporation, and its subsidiaries and predecessors unless otherwise indicated.  Unaudited, interim, condensed, consolidated financial statements including a balance sheet for Excellency as of the period March 31, 2010, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are set forth below in this report.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009
(unaudited)

	March 31,	December 31,
ASSETS	2010	2009

Real Estate
Land	$811,402	$811,402
Building and improvements	4,956,390	5,001,053
	5,767,792	5,812,455
Less: accumulated depreciation	(1,768,007)	(1,760,928)
	3,999,785	4,051,527

Cash and cash equivalents	-	32,588
Accounts receivable-tenants, net of allowance for doubtful
accounts of $918,104 at 3/31/10 and $893,966 at 12/31/09	4,721	3,660
Deferred financing costs, net of accumulated amortization of
of $55,249 at 3/31/10 and $51,838.at 12/31/09	122,271	125,683
Escrow account	39,373	90,375
Other assets	10,629	-
TOTAL ASSETS	$4,176,779	$4,303,832

LIABILITIES AND STOCKHOLDERS' DEFICIT

Mortgage notes payable	$7,729,912	$7,762,926
Promissory notes payable-related party	1,842,137	1,893,052
Security deposits	100,281	105,796
Line of credit	71,686	67,986
Accounts payable and accrued expenses	761,559	857,487
Accrued Registration Rights Penalty and contingent portion	10,849,501	10,309,501
TOTAL LIABILITIES	21,355,076	20,996,748
STOCKHOLDERS' DEFICIT:

Preferred stock, $0.001 par value, 1,000,000 shares authorized;
Series A Convertible Preferred Stock, par value $0.01, 10,000 shares authorized, 10,000 issued and outstanding, as of March 31, 2010 and December 31, 2009. Aggregate
liquidation preference of $9,100 ($0.91 per share)	100	100
Series B Preferred Stock, par value $0.01, 20,000 shares authorized, 0 shares issued
and outstanding, as of March 31, 2010 and December 31, 2009	-	-
Common stock, par value $0.01, 200,000,000 shares authorized, 44,218,680
issued and outstanding as of March 31, 2010 and December 31, 2009 respectively.	442,186	442,186
Treasury stock, at cost- 2,469 shares	(34,168)	(34,168)
Additional paid-in capital	1,953,636	1,952,136
Accumulated deficit	(19,686,247)	(19,202,309)
TOTAL STOCKHOLDERS’ DEFICIT-Excellency Investment Realty Trust, Inc.	(17,324,493)	(16,842,055)
Non-controlling interests	146,197	149,140
TOTAL STOCKHOLDERS' DEFICIT	(17,178,296)	(16,692,915)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,176,779	$4,303,832

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

	2010	2009

Rental revenue	$445,577	$460,653

Operating expenses:
Property operating costs	234,080	196,197
General and administrative	68,269	112,726
Depreciation and amortization	55,154	55,051
Total operating expenses	357,502	363,974

Operating income	88,075	96,679

Non-operating (expenses) and income:
Interest expense	(147,033)	(138,190)
Other income	-	71
Gain on debt extinguishment	111,422	-
Loss on registration rights penalty	(540,000)	(540,000)
Total non-operating expenses	(575,611)	(678,119)

Net Loss including non-controlling interests	(487,536)	(581,440)

Net Loss attributable to non-controlling inerests	(3,598)	(1,220)

Net Loss - Excellency Investment Realty Trust, Inc.	$(483,938)	$(580,220)

Loss per share — basic and diluted	(0.01)	(0.01)

Weighted average common shares outstanding basic and diluted	44,218,680	43,861,537

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss - Excellency Investment Realty Trust, Inc.	$(483,938)	$(580,220)
Net loss - Noncontrolling interests	(3,598)	(1,220)
Adjustments to reconcile net income to net cash
provided by operating activities:
Compensation expense added as paid in capital	1,500	1,500
Amortization of Deferred Financing Costs	3,412	3,309
Depreciation expense	51,742	51,742
Bad debt expense		4,209
Net loss on registration rights penalty	540,000	540,000
Changes in operating assets and liabilities:
Accounts receivable	(1,062)	(3,269)
Escrow	51,003	50,447
Other Assets	(10,629)	95
Accounts payable and accrued expenses	(128,034)	(8,174)
Accrued interest payable - related party	32,106	27,944
Security Deposits	(4,860)	(4,335)
CASH PROVIDED BY OPERATING ACTIVITIES	47,641	82,028

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on White Knight Management line of credit	3,598	341
Payments on White Knight Management line of credit	-	(5,757)
Payments on line of credit	102	-
Payments on Related Party debt	(50,915)	(80,697)
Payments on Mortgage Notes Payable	(33,014)	(31,212)

CASH USED FOR FINANCING ACTIVITIES	(80,229)	(117,325)

NET DECREASE IN CASH	(32,588)	(35,297)

CASH AT BEGINNING OF YEAR	32,588	47,268

CASH AT YEAR END	$0	$11,971

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	109,012	110,814
Cash paid for Income Taxes	-	-

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
JANUARY 1, 2009 THROUGH MARCH 31, 2010
(unaudited)

	Preferred Stock				Additional		Treasury
	Series A		Common Stock		Paid-in	Accumulated	Stock	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	at Cost	Interests	Total

Balance at January 1, 2009	10,000	$100	43,861,537	$438,615	$1,846,939	$(16,916,897)	$(34,168)	$149,024	$(14,516,387)

Capital Contributed (Withdrawn)								3,977	3,977
Compensation Expense					9,000				9,000
Shares issued for Services					28,340				28,340
Shares issued for note conversion			357,143	3,571	67,857				71,428
Net (loss)						(2,285,412)		(3,861)	(2,289,273)

Balance at December 31, 2009	10,000	$100	44,218,680	$442,186	$1,952,136	$(19,202,309)	$(34,168)	$149,140	$(16,692,915)

Capital Contributed (Withdrawn)								655	655
Compensation Expense					1,500				1,500
Net (loss)						(483,938)		(3,598)	(487,536)

Balance at March 31, 2010	10,000	$100	44,218,680	$442,186	$1,953,636	$(19,686,247)	$(34,168)	$146,197	$(17,178,296)

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2008

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

Unaudited Consolidated Financial Statements

The March 31, 2010 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This quarterly report has not been reviewed by the Company’s auditors as is normally done.  This quarterly report on Form 10-Q should be read in conjunction with Annual Report on Form 10-K for Excellency Investment Realty Trust, Inc. ("Excellency" and "the Company") for the year ended December 31, 2009. The December 31, 2009 consolidated balance sheet is derived from the audited balance sheet included therein.

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

FIN 46R, which amended FIN 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. White Knight Management, LLC is now considered a VIE and the Company its primary beneficiary both as of March 31, 2010 and 2008.

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

NOTE 2 - BASIS OF PRESENTATION AND CHANGES IN OR NEW ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through March 31, 2010. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The accompanying consolidated financial statements include accounts of White Knight Management, LLC. in which the Company has a controlling financial interest.   The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest. The Company has determined that White Knight Management, LLC is a VIE and that the Company is the primary beneficiary as of March 31, 2010 and 2008.

Loss Per Common Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock and treasury shares were not included in the computation of diluted loss per share because that would have diluted earnings per share that had a basic loss per share of $0.01 and $0.01, for the three months ended March 31, 2010 and 2008, respectively.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

Excellency Investment Realty Trust, Inc. has adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Fair Value Accounting.  Excellency Investment Realty Trust, Inc. has adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. The adoption of these changes had no impact on the Financial Statements.

Excellency Investment Realty Trust, Inc. has adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the Financial Statements.

Excellency Investment Realty Trust, Inc. has adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Financial Statements.

Excellency Investment Realty Trust, Inc. has adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

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

In May 2009, the FASB issued subsequent event guidance. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). This guidance requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. This pronouncement was effective for the period ended March 31, 2010 and has been adopted in this filing.

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

Note 3 – GOING CONCERN

The Company has suffered recurring losses from operations. During the three months ended March 31, 2010, the Company had a net loss of ($483,938), and has a net accumulated deficit of $17,178,296 as of March 31, 2010, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2010 and December 31, 2008, the LP Notes payable were $1,842,137 and $1,893,052, respectively.

Principal payment maturities on the related party notes outstanding at March 31, 2010 are:

Fiscal Year	Amount
2010	1,842,137
2011	-
2012	-
2013	-
Thereafter	-
Total	$1,842,137

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

The Mortgage Notes are collateralized by each respective Property.  David Mladen, the Company's majority stockholder, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. The Company incurred approximately $178,000 of deferred financing costs related to these loans, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense, calculated using the effective interest method, was $3,412 and $3,309 for the three months ended March 31, 2010 and 2009, respectively.

The following sets forth the amounts outstanding on each of the Notes as of March 31, 2010, and the required monthly principal and interest payments:

	Monthly	Mortgage
	Principal &	Prin. Bal.
Property	Interest	3/31/2010

56 Webster	2,763	451,162
270 Laurel	11,513	1,879,842
252 Laurel	3,362	548,914
243 - 255 Laurel	6,493	1,060,231
21 Evergreen	4,053	661,705
117-145 S. Marshall	8,243	1,345,967
154-160A Collins	7,507	1,225,657
360 Laurel	3,408	556,434

	47,342	7,729,912

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

Principal payment maturities on the mortgage outstanding at March 31, 2010 are:

Fiscal Year	Amount
2010	101,161
2011	142,667
2012	150,903
2013	158,845
2014	167,206
Thereafter	7,009,130
Total	$7,729,912

Note 5 – RELATED PARTY TRANSACTIONS

Rent-Free Apartments

The Company provided a rent-free apartment to David Mladen, its majority shareholder and an officer and director. As a result, the Company has recorded compensation expense to David Mladen in the aggregate amount of $1,500, for the three months ended March 31, 2010 and 2009, which was the fair value of apartment rental.

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

As of March 31, 2010, the Resale Registration Statement had still not been filed, and the accrued liability of $540,000 had been recorded, resulting in a balance of $7,124,000.

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

On February 2, 2007, the Company filed a request to withdraw the Registration Statement with the Commission. Mr. Mladen had agreed to waive the liquidated damages which were due to him through June 30, 2007, but as a result of the withdrawal of the Registration Statement the accrued registration rights penalty increased to $8,169,394 as of December 31, 2008 and $9,789,394 as of December 31, 2009.

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

Note 8 – PROPERTY, PLANT AND EQUIPMENT

Property, Equipment, Land, Buildings and Improvements are recorded at cost.  Buildings and Improvements are depreciated over 27.5 years using the straight line method of depreciation.  Depreciation expense was $51,172 for the three months ended March 31, 2010 and 2009, respectively.  Total accumulated depreciation was $1,664,523 and $1,553,962 as of March 31, 2010 and December 31, 2008 respectively.  Expenditures for maintenance and repairs, which do not generally extend the useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of income in the year of disposal.

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

Included in the balances consolidated are a line of credit with a balance of $68,605 and $70,991 as of March 31, 2010 and December 31, 2008, respectively.  Also consolidated are cash balances of approximately $0 and $3,000 at March 31, 2010 and December 31, 2008, respectively.  Since Excellency Investment Realty Trust does not own any interest in White Knight Management, the interest expense recorded on the line of credit is excluded from net income on the consolidated statement of operations.

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

The discussion and financial statements contained herein are for the three and three months ended March 31, 2010 and 2009.  The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

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

Consolidation with White Knight Management, LLC

        Until June 30, 2006, our Properties were managed by White Knight Management, LLC ("White Knight"), a related party owned (i) 99% by Goran Mladen, the son of David Mladen, our majority shareholder, and (ii) 1% by Gorica Mladen, David Mladen's daughter. The Properties were managed pursuant to an oral agreement we had with White Knight, according to which White Knight collected the rents for all eight of our Properties and paid our operating expenses. In consideration for such services, White Knight was entitled to retain a management fee of approximately 4% of our rent revenues.

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

                Included in the balances consolidated are a line of credit with a balance of $71,686 and $68,088 as of March 31, 2010 and December 31, 2009, respectively.  Since Excellency Investment Realty Trust does not own any interest in White Knight Management, the interest expense recorded on the line of credit is excluded from net income on the consolidated statement of operations.

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

The following sets forth certain material terms of each of the Notes as of March 31, 2010:

	Monthly	Mortgage
	Principal &	Prin. Bal.
Property	Interest	3/31/2010

56 Webster	2,763	451,162
270 Laurel	11,513	1,879,842
252 Laurel	3,362	548,914
243 - 255 Laurel	6,493	1,060,231
21 Evergreen	4,053	661,705
117-145 S. Marshall	8,243	1,345,967
154-160A Collins	7,507	1,225,657
360 Laurel	3,408	556,434

	47,342	7,729,912

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

As of March 31, 2010, the total amount due under the LP Notes was $1,842,137.

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

        As of March 31, 2010, the Resale Registration Statement had still not been filed, and the accrued liability of $540,000 had been recorded, resulting in a balance of $7,124,000.

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

        On February 2, 2007, the Company filed a request to withdraw the Registration Statement with the Commission. Mr. Mladen had agreed to waive the liquidated damages which were due to him through June 30, 2007, but as a result of the withdrawal of the Registration Statement the accrued registration rights penalty increased to $8,169,394 as of December 31, 2008 and $9,789,394 as of December 31, 2009.

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

Results of Operations

As of March 31, 2010 and 2009 we owned interests in eight Properties.  Details on the Properties are as follows:

		31-Mar-10	31-Mar-09
Name of Property	Units	Occupancy %	Occupancy %

252 Laurel St	18	89%	100%
Hartford,06105

243 Laurel St	34	94%	97%
Hartford,06105
255 Laurel St
Hartford,06105

270 Laurel St	77	88%	95%
Hartford,06105

117-145 S.Marshall	43	98%	100%
Hartford,06105

154-160A Collins St	41	73%	95%
Hartford,06105

56 Webster St	16	94%	100%
Hartford, 06114

360 Laurel St	18	0%	0%
Hartford,CT	Under Renovation

21 Evergreen	24	92%	83%
Hartford, 06105

Comparison Of Operations For The Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

The following summarizes changes in our operations for the three-month periods ended March 31, 2010 and 2008.  We had a net loss of $487,536 for three month period ended March 31, 2010, compared to a net loss of $580,220 for the same period in the prior year.  One of the main reasons for this reduction was a $111,422 gain on debt extinguishment due to a decrease of accrued expenses for legal fees.

Rental Revenue

Revenues decreased $15,076, to $445,577 from $460,653, or approximately 3%, in the three-month period ended March 31, 2010, compared to the same period in the prior year.  This decrease was primarily related to the vacancy factors.

Property Operating Costs

Property operating costs increased $37,883, to $234,080 from $196,197, or approximately 19%, in the three-month period ended March 31, 2010, compared to the same period in the prior year.  The increase was primarily related to an increase in real estate taxes, repairs and utility costs.

General and Administrative

General and administrative expense decreased $44,457, to $68,289 from $112,726, or approximately 39%, in the three-month period ended March 31, 2010, compared to the same period in the prior year.  The decrease was primarily related to a reduction in professional fees.

Depreciation and Amortization

Depreciation and amortization expense in the three-month period ended March 31, 2010 was $51,742 as compared to $51,742, for the prior year.

Interest Expense

Interest expense increased $6,465, to $143,434 from $136,970, or approximately 5%, in the three-month period ended March 31, 2010, as compared to same period in 2008.  The reason for this increase was primarily related to increased interest on outstanding promissory notes.

Loss on Registration Rights Penalty

In the three-month period ended March 31, 2010, we had a loss on registration rights penalty of $540,000, resulting from our failure to satisfy certain registration requirements, as further described in the "Liquidated Damages" section above.  For the same period in 2009, the loss was $540,000.

Liquidity and Capital Resources

As of March 31, 2010, our cash and cash equivalents were $ 0.  This represents a decrease of $32,588 from the beginning of our fiscal year.  All cash and cash equivalents are held in money market or checking accounts.

As of March 31, 2010, we had a net stockholders' deficit of $17,178,296.

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

Critical Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through March 31, 2010. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

        The accompanying consolidated financial statements include accounts of White Knight Management, LLC. in which the Company has a controlling financial interest.   The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest. The Company has determined that White Knight Management, LLC is a VIE and that the Company is the primary beneficiary as of March 31, 2010 and 2009.

Loss Per Common Share

        Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock and treasury shares were not included in the computation of diluted loss per share because that would have diluted earnings per share that had a basic loss per share of $0.01 and $0.01, for the three months ended March 31, 2010 and 2009, respectively.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

        Excellency Investment Realty Trust, Inc. has adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

Fair Value Accounting. Excellency Investment Realty Trust, Inc. has adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. The adoption of these changes had no impact on the Financial Statements.

        Excellency Investment Realty Trust, Inc. has adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the Financial Statements.

        Excellency Investment Realty Trust, Inc. has adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Financial Statements.

        Excellency Investment Realty Trust, Inc. has adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

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

Going Concern

        The Company has suffered recurring losses from operations. During the three months ended March 31, 2010, the Company had a net loss of ($483,938), and has a net accumulated deficit of $17,178,296 as of March 31, 2010, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of March 31, 2010, were as follows:

		Less than			Over
	Total	1 year	2-3 years	4-5 years	5 years
Mortgage notes payable	7,729,912	101,161	293,570	326,051	7,009,130
Promissory notes payable - related party	1,842,137	1,842,137	-	-	-
Line of credit	71,686	71,686	-	-	-

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

Item 4.	Controls and Procedures.

See Item 4(T) below.

Item 4.(T).	Disclosure Controls and Procedures.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

During our review of controls for the audited period ended December 31, 2009, and in the process of preparing our Annual Report, our management discovered that there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the preparation of the Annual Report were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principals (GAAP); (iii) inadequate security over information technology and (iv) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses, and still exist as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        In the three month period ended March 31, 2010, and subsequent period through the date hereof, we did not issue any unregistered securities.

Item 3.	Defaults Upon Senior Securities.

        During the three month period ended March 31, 2010, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our security holders during the three month period ended March 31, 2010, or subsequent period through the date hereof.

Item 5.	Other Information.

        There was no information we were required to disclose in a report on Form 8-K during the three month period ended March 31, 2010, or subsequent period through the date hereof, that we did not report.

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

Date: May 21, 2010
By /s/ Gorica Adduci
    Gorica Adduci, Chief Executive Officer

By /s/ Richard Pelletier
    Richard Pelletier, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gorica Adduci	President, Chief Executive Officer and Director	May 21, 2010
/s/ Richard Pelletier	Chief Financial Officer	May 21, 2010