Form 10-Q/A
period 2010-03-31
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2010-06-25
CIK 1286218

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of June 23, 2010: 45,749,930 shares of common stock, with a par value of $0.01 per share.

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

NOTE REGARDING THIS AMENDMENT

This 10Q is being amended due to modifications to the original form 10Q as a result of the review of our Registered Independent Accounting Firm. The original 10Q that was filed was not reviewed by our Independent Auditor. As a result of our auditors review, the amounts previously reported in the un-reviewed 10Q have been restated in this for 10Q/A.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009
(unaudited)

ASSETS	2010	2009
	(Restated)
Real Estate
Land	$811,402	$811,402
Building and improvements	4,956,390	5,001,053
	5,767,792	5,812,455
Less: accumulated depreciation	(1,768,007)	(1,760,928)
	3,999,785	4,051,527

Cash and cash equivalents	-	32,588
Accounts receivable-tenants, net of allowance for doubtful
accounts of $918,104 at March 31, 2010 and $893,966 at December 31, 2009	4,722	3,660
Deferred financing costs, net of accumulated amortization of
of $55,249 at March 31, 2010 and $51,838 at December 31, 2009	122,271	125,683
Escrow account	39,373	90,375
Other assets	10,629	-
TOTAL ASSETS	$4,176,780	$4,303,833

LIABILITIES AND STOCKHOLDERS' DEFICIT

Mortgage notes payable	$7,729,912	$7,762,926
Promissory notes payable-related party	1,842,137	1,893,052
Security deposits	100,281	105,796
Line of credit	71,686	67,986
Accounts payable and accrued expenses	872,981	857,487
Accrued Registration Rights Penalty and contingent portion	10,849,501	10,309,501
TOTAL LIABILITIES	21,466,498	20,996,748
STOCKHOLDERS' DEFICIT:

Preferred stock, $0.001 par value, 1,000,000 shares authorized;
Series A Convertible Preferred Stock, par value $0.01, 10,000 shares authorized, 10,000 issued and outstanding, as of March 31, 2010 and December 31, 2009. Aggregate
liquidation preference of $9,100 ($0.91 per share)	100	100
Series B Preferred Stock, par value $0.01, 20,000 shares authorized, 0 shares issued
and outstanding, as of March 31, 2010 and December 31, 2009	-	-
Common stock, par value $0.01, 200,000,000 shares authorized, 44,218,680
issued and outstanding as of March 31, 2010 and December 31, 2009 respectively.	442,186	442,186
Treasury stock, at cost- 2,469 shares	(34,168)	(34,168)
Additional paid-in capital	1,953,636	1,952,136
Accumulated deficit	(19,797,669)	(19,202,309)
TOTAL STOCKHOLDERS’ DEFICIT-Excellency Investment Realty Trust, Inc.	(17,435,915)	(16,842,055)
Non-controlling interests	146,197	149,140
TOTAL STOCKHOLDERS' DEFICIT	(17,289,718)	(16,692,915)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,176,780	$4,303,833

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)
	2010	2009
	(Restated)

Rental revenue	$445,578	$460,653

Operating expenses:
Property operating costs	234,080	196,197
General and administrative	68,269	112,726
Depreciation and amortization	55,154	55,051
Total operating expenses	357,503	363,974

Operating income	88,075	96,679

Non-operating (expenses) and income:
Interest expense	(147,033)	(138,190)
Other income	-	71
Loss on registration rights penalty	(540,000)	(540,000)
Total non-operating expenses	(687,033)	(678,119)

Net Loss including non-controlling interests	(598,958)	(581,440)

Net Loss attributable to non-controlling inerests	(3,598)	(1,220)

Net Loss - Excellency Investment Realty Trust, Inc.	$(595,360)	$(580,220)

Loss per share — basic and diluted	(0.01)	(0.01)

Weighted average common shares outstanding basic and diluted	44,218,680	43,861,537

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
   (unaudited)

	2010	2009
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss - Excellency Investment Realty Trust, Inc.	$(595,360)	$(580,220)
Net loss - Noncontrolling interests	(3,598)	(1,220)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Compensation expense added as paid in capital	1,500	1,500
Amortization of Deferred Financing Costs	3,412	3,309
Depreciation expense	51,742	51,742
Bad debt expense		4,209
Net loss on registration rights penalty	540,000	540,000
Changes in operating assets and liabilities:
Accounts receivable	(1,062)	(3,269)
Escrow	51,002	50,447
Other Assets	(10,629)	95
Accounts payable and accrued expenses	(16,613)	(8,174)
Accrued interest payable - related party	32,106	27,944
Security Deposits	(5,515)	(4,335)
CASH PROVIDED BY OPERATING ACTIVITIES	$46,985	$82,028

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on White Knight Management line of credit	3,700	341
Capital contributions to White Knight Management	656
Payments on White Knight Management line of credit	-	(5,757)
Payments on line of credit		-
Payments on Related Party debt	(50,915)	(80,697)
Payments on Mortgage Notes Payable	(33,014)	(31,212)

CASH USED FOR FINANCING ACTIVITIES	$(79,573)	$(117,325)

NET DECREASE IN CASH	(32,588)	(35,297)

CASH AT BEGINNING OF YEAR	32,588	47,268

CASH AT YEAR END	$(0)	$11,971

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	109,012	110,814
Cash paid for Income Taxes	-	-

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
JANUARY 1, 2009 THROUGH MARCH 31, 2010
(unaudited)

	Preferred Stock
	Series A		Common Stock		Paid-in	Accumulated	Stock	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	at Cost	Interests	Total

Balance at January 1, 2009	10,000	$100	43,861,537	$438,615	$1,846,939	$(16,916,897)	$(34,168)	$149,024	$(14,516,387)

Capital Contributed (Withdrawn)								3,977	3,977
Compensation Expense					9,000				9,000
Shares issued for Services					28,340				28,340
Shares issued for note conversion			357,143	3,571	67,857				71,428
Net (loss)						(2,285,412)		(3,861)	(2,289,273)

Balance at December 31, 2009	10,000	$100	44,218,680	$442,186	$1,952,136	$(19,202,309)	$(34,168)	$149,140	$(16,692,915)

Capital Contributed (Withdrawn)								655	655
Compensation Expense					1,500				1,500
Net (loss)						(595,360)		(3,598)	(598,958)

Balance at March 31, 2010	10,000	$100	44,218,680	$442,186	$1,953,636	$(19,797,669)	$(34,168)	$146,197	$(17,289,718)
(Restated)
See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

Accounting guidance regarding the consolidation of variable interest entities requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. White Knight Management, LLC is now considered a VIE and the Company its primary beneficiary both as of March 31, 2010 and 2009.

David D. Mladen (“Mr. Mladen”), a Director, President and the Chief Executive Officer of the Company resigned his positions as of August 13, 2009. Mr. Mladen voluntarily resigned in his capacities in keeping with the agreement reached in settlement of the civil litigation previously initiated by the U.S. Securities and Exchange Commission against the Company and Mr. Mladen, individually. Mr. Mladen’s agreement, as it relates to his inability to serve as an Officer or Director of the Company, which is to not serve as an Officer or a Director for a period of five (5) years, was approved by the United States District Court, District of Connecticut in SEC v. Excellency Investment Realty Trust, Inc. and David D. Mladen, Case No. 3:08-cv-0158-JBA, by Final Judgment dated July 15, 2009, which became non-appealable on August 17, 2009.  There is no disagreement between Mr. Mladen and the Company regarding his voluntary resignation announced in this Form 8-K, as settlement of the SEC litigation by consenting to the five year bar that was included in the Final Judgment was believed to be in the Company’s and Mr. Mladen’s best interest.

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

Note 3 – GOING CONCERN

The Company has suffered recurring losses from operations. During the three months ended March 31, 2010, the Company had a net loss of $595,360 and has a net accumulated deficit of $19,797,669 as of March 31, 2010, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2010 and December 31, 2009, the LP Notes payable were $1,842,137 and $1,893,052, respectively.

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

The Company had adopted accounting guidance titled, "Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19". Accordingly, the Company classified as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreement.

Previously under View C of EITF 05-4, (i) registration rights with these characteristics were accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative were classified as equity instruments. The Company has adopted the current guidance and as a result no longer classifies these registration rights as a derivative instrument.

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

David D. Mladen (“Mr. Mladen”), resigned his positions as of August 13, 2009. Mr. Mladen voluntarily resigned in his capacities in keeping with the agreement reached in settlement of the civil litigation previously initiated by the U.S. Securities and Exchange Commission against the Company and Mr. Mladen, individually. Mr. Mladen’s agreement, as it relates to his inability to serve as an Officer or Director of the Company, which is to not serve as an Officer or a Director for a period of five (5) years, was approved by the United States District Court, District of Connecticut in SEC v. Excellency Investment Realty Trust, Inc. and David D. Mladen, Case No. 3:08-cv-0158-JBA, by Final Judgment dated July 15, 2009, which became non-appealable on August 17, 2009.  There is no disagreement between Mr. Mladen and the Company regarding his voluntary resignation announced in this Form 8-K, as settlement of the SEC litigation by consenting to the five year bar that was included in the Final Judgment was believed to be in the Company’s and Mr. Mladen’s best interest.

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

During the three months ended March 31, 2010, litigation with our prior auditors resulted in a judgment against the Company for $64,000, which has been accrued in these financial statements as part of the total accrued expenses.

Note 8 – PROPERTY, PLANT AND EQUIPMENT

Property, Equipment, Land, Buildings and Improvements are recorded at cost.  Buildings and Improvements are depreciated over 27.5 years using the straight line method of depreciation.  Depreciation expense was $51,172 for the three months ended March 31, 2010 and 2009, respectively.  Total accumulated depreciation was $1,768,007 and $1,760,928 as of March 31, 2010 and December 31, 2009 respectively.  Expenditures for maintenance and repairs, which do not generally extend the useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of income in the year of disposal.

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

Effective July 1, 2006, we discontinued our arrangement with White Knight and assumed all responsibilities for the management of our Properties.  Therefore, there were no property management fees for the fiscal year ended December 31, 2009 or the quarter ended March 31, 2010.

As of January 1, 2007, we have consolidated our financial statements with White Knight. In accordance with the Financial Accounting Standards Board ("FASB") a variable-interest entity ("VIE") is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.

Included in the balances consolidated are a line of credit with a balance of $71,686 and $68,088 as of March 31, 2010 and December 31, 2009, respectively.  Also consolidated are cash balances of approximately $0 and $3,000 at March 31, 2010 and December 31, 2009, respectively.  Since Excellency Investment Realty Trust does not own any interest in White Knight Management, the interest expense recorded on the line of credit is excluded from net income on the consolidated statement of operations.

Note 10 - RESTATEMENT

We have restated our previously issued March 31st form 10Q as a result of errors discovered by our independent auditor as part of their review. The previously filed form 10Q was not reviewed by our independent auditor. As a result of these errors we have increased our net loss and total liabilities by $111,422.  There was no change in our total assets. The chart below shows the total changes as a result of this restatement compared to the numbers previously reported

	As previously reported 3/31/2010	Adjustments		revised 3/31/2010
Total Assets	$4,176,780	-		$4,176,780
Total Liabilities	$21,355,076	$111,422	(a)	$21,466,498

	As previously reported 3/31/2010	Adjustments		revised 3/31/2010
Gain on extinguishment of debt	$111,422	$(111,422)		-
Net Loss	$483,938	$111,422	(a)	$595,360

a)	Adjustment to record liability previously removed that have not been relived.

Note 11 – SUBSEQUENT EVENTS

On March 5, 2010 the Company caused the issuance of 781,250 shares of unrestricted common stock (the “Shares”) to Buzzbahn, LLC and 750,000 shares of unrestricted common stock to Faith Capital for the conversion of certain notes payable obligations of the Company which were purchased by both Buzzbahn, LLC and Faith Capital from our majority shareholder, David Mladen.  These shares have not been included in the calculation of outstanding shares because the notes payable were never paid for between the above referenced parties and the entire transaction was canceled.  As of June 23, 2010, the shares are  in the process of being canceled.

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

The discussion and financial statements contained herein are for the three months ended March 31, 2010 and 2009.  The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

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

The Company had adopted current accounting guidance titled, "Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19". Accordingly, the Company classified as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreement.

Previously under View C of EITF 05-4, (i) registration rights with these characteristics were accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative were classified as equity instruments. The Company has adopted the current guidance and as a result no longer classifies these registration rights as a derivative instrument.

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
Hartford, 06105

Comparison Of Operations For The Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

The following summarizes changes in our operations for the three-month periods ended March 31, 2010 and 2008.  We had a net loss of $595,360 for three month period ended March 31, 2010, compared to a net loss of $580,220 for the same period in the prior year.

Rental Revenue

Revenues decreased $15,075, to $445,578 from $460,653, or approximately 3%, in the three-month period ended March 31, 2010, compared to the same period in the prior year.  This decrease was primarily related to the vacancy factors.

Property Operating Costs

Property operating costs increased $37,883, to $234,080 from $196,197, or approximately 19%, in the three-month period ended March 31, 2010, compared to the same period in the prior year.  The increase was primarily related to an increase in real estate taxes, repairs and utility costs.

General and Administrative

General and administrative expense decreased $44,437, to $68,289 from $112,726, or approximately 39%, in the three-month period ended March 31, 2010, compared to the same period in the prior year.  The decrease was primarily related to a reduction in professional fees.

Depreciation and Amortization

Depreciation and amortization expense in the three-month period ended March 31, 2010 was $55,154 as compared to $55,051, for the prior year, which is consistent.

Interest Expense

Interest expense increased $8,843, to $147,033 from $138,190, or approximately 6%, in the three-month period ended March 31, 2010, as compared to same period in 2009.  The reason for this increase was primarily related to increased interest on outstanding promissory notes.

Loss on Registration Rights Penalty

In the three-month period ended March 31, 2010, we had a loss on registration rights penalty of $540,000, resulting from our failure to satisfy certain registration requirements, as further described in the "Liquidated Damages" section above.  For the same period in 2009, the loss was also $540,000.

Liquidity and Capital Resources

As of March 31, 2010, our cash and cash equivalents were $ 0.  This represents a decrease of $32,588 from the beginning of our fiscal year.  All cash and cash equivalents are held in money market or checking accounts.

As of March 31, 2010, we had a net stockholders' deficit of $17,289,718.

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

Going Concern

The Company has suffered recurring losses from operations. During the three months ended March 31, 2010, the Company had a net loss of ($595,360), and has a net accumulated deficit of $19,797,669 as of March 31, 2010, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Date: June 25, 2010.
By /s/ Gorica Adduci
    Gorica Adduci, Chief Executive Officer

By /s/ Richard Pelletier
    Richard Pelletier, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gorica Adduci	President, Chief Executive Officer and Director	June 25, 2010
/s/ Richard Pelletier	Chief Financial Officer	June 25, 2010
Exhibit 31.1