Form 10-Q
period 2010-06-30
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2010-08-23
CIK 1286218

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

or

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 18, 2010: 44,218,680 shares of common stock, with a par value of $0.01 per share.

PART I

Financial Information

Item 1.	Financial Statements

As used herein, the term “Excellency” refers to Excellency Investment Realty Trust, Inc., a Maryland corporation, and its subsidiaries and predecessors unless otherwise indicated.  Unaudited, interim, condensed, consolidated financial statements including a balance sheet for Excellency as of the period June 30, 2010, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are set forth below in this report.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

Real Estate
Land	$811,402	$811,402
Building and improvements	4,956,390	5,001,053
	5,767,792	5,812,455
Less: accumulated depreciation	(1,819,749)	(1,760,928)
	3,948,043	4,051,527

Cash and cash equivalents	19,859	32,588
Accounts receivable-tenants, net of allowance for doubtful
accounts of $930,866 at 6/30/10 and $893,966 at 12/31/09	5,413	3,660
Deferred financing costs, net of accumulated amortization of
of $58,791 at 6/30/10 and $51,838 at 12/31/09	118,729	125,683
Escrow account	105,475	90,375
Other assets	10,629	-
TOTAL ASSETS	$4,208,148	$4,303,832

LIABILITIES AND STOCKHOLDERS' DEFICIT

Mortgage notes payable	$7,696,431	$7,762,926
Promissory notes payable-related party	1,801,354	1,893,052
Security deposits	99,311	105,796
Line of credit	73,715	67,986
Accounts payable and accrued expenses	1,102,131	857,487
Accrued Registration Rights Penalty and contingent portion	11,389,501	10,309,501

TOTAL LIABILITIES	22,162,443	20,996,748

STOCKHOLDERS' DEFICIT:

Preferred stock, $0.001 par value, 1,000,000 shares authorized;
Series A Convertible Preferred Stock, par value $0.01, 10,000 shares authorized, 10,000 issued and outstanding, as of June 30, 2010 and December 31, 2009. Aggregate
liquidation preference of $9,100 ($0.91 per share)	100	100
Series B Preferred Stock, par value $0.01, 20,000 shares authorized, 0 shares issued
and outstanding, as of June 30, 2010 and December 31, 2009	-	-
Common stock, par value $0.01, 200,000,000 shares authorized, 44,218,680
issued and outstanding as of June 30, 2010 and December 31, 2009 respectively.	442,186	442,186
Treasury stock, at cost- 2,469 shares	(34,168)	(34,168)
Additional paid-in capital	1,955,136	1,952,136
Accumulated deficit	(20,461,716)	(19,202,309)
TOTAL STOCKHOLDERS’ DEFICIT-Excellency Investment Realty Trust, Inc.	(18,098,462)	(16,842,055)
Non-controlling interests	144,167	149,140
TOTAL STOCKHOLDERS' DEFICIT	(17,954,295)	(16,692,915)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,208,148	$4,303,832

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Rental revenue	$438,705	$463,177	$884,282	$923,830

Operating expenses:
Property operating costs	321,451	157,257	555,530	353,454
General and administrative	46,089	93,714	114,358	206,441
Depreciation and amortization	55,284	55,115	110,438	110,166
Total operating expenses	422,824	306,086	780,326	670,061

Operating income	15,881	157,091	103,956	253,769

Non-operating (expenses) and income:
Interest expense	(141,985)	(145,075)	(289,018)	(283,265)
Other income	27	295	27	366
Loss on registration rights penalty	(540,000)	(540,000)	(1,080,000)	(1,080,000)
Total non-operating expenses	(681,958)	(684,780)	(1,368,991)	(1,362,899)

Net Loss including Non-controlling Interests	(666,077)	(527,689)	(1,265,035)	(1,109,130)

Net Loss attributable to Non-controlling Interests	2,029	1,211	5,628	2,431

Net Loss - Excellency Investment Realty Trust	$(664,048)	$(526,478)	$(1,259,407)	$(1,106,699)

Loss per share — basic and diluted	(0.02)	(0.01)	(0.03)	(0.03)

Weighted average common shares outstanding basic and diluted	44,218,680	43,861,537	44,218,680	43,861,537

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) - Excellency Investment Realty Trust, Inc.	$(1,259,407)	$(1,106,699)
Net (loss) - Non-controlling Interests	$(5,628)	$(2,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Compensation expense added as paid in capital	3,000	3,000
Amortization of Deferred Financing Costs	6,954	6,682
Depreciation expense	103,484	103,484
Bad debt expense	-	51,727
Loss on registration rights penalty	1,080,000	1,080,000
Loss on sale of marketable securities	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,753)	(49,408)
Escrow	(15,100)	(6,548)
Other Assets	(10,629)	95
Accounts payable and accrued expenses	88,752	39,228
Accrued interest payable - related party	155,892	63,918
Security Deposits	(6,485)	(10,106)
CASH PROVIDED BY OPERATING ACTIVITIES	139,080	172,942

CASH FLOWS FROM FINANCING ACTIVITIES
Conributions of capital	655	-
Payments on Related Party debt	(91,698)	(144,272)
Borrowings on White Knight Management line of credit	5,729	3,592
Payments on Mortgage Notes Payable	(66,495)	(66,575)

CASH USED FOR FINANCING ACTIVITIES	(151,809)	(207,255)

NET DECREASE IN CASH	(12,729)	(34,313)

CASH AT BEGINNING OF YEAR	32,588	47,268

CASH AT YEAR END	$19,859	$12,955

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest	352,892	365,269
Cash paid for Income Taxes	-	-

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
JANUARY 1, 2009 THROUGH JUNE 30, 2010

	Preferred Stock				Additional		Treasury
	Series A		Common Stock		Paid-in	Accumulated	Stock	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	at Cost	Interests	Total

Balance at January 1, 2009	10,000	$100	43,861,537	$438,615	$1,846,939	$(16,916,897)	$(34,168)	$149,024	$(14,516,387)

Capital Contributed (Withdrawn)								3,977	3,977
Compensation Expense					9,000				9,000
Shares issued for Services					28,340				28,340
Shares issued for note conversion			357,143	3,571	67,857				71,428
Net (loss)						(2,285,412)		(3,861)	(2,289,273)

Balance at December 31, 2009	10,000	$100	44,218,680	$442,186	$1,952,136	$(19,202,309)	$(34,168)	$149,140	$(16,692,915)

Capital Contributed (Withdrawn)								655	655
Compensation Expense					3,000				3,000
Net (loss)						(1,259,407)		(5,628)	(1,265,035)

Balance at June 30, 2010	10,000	$100	44,218,680	$442,186	$1,955,136	$(20,461,716)	$(34,168)	$144,167	$(17,954,295)

See accompanying notes to consolidated financial statements.

EXCELLENCY INVESTMENT REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 1 - NATURE OF OPERATIONS, ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

Unaudited Consolidated Financial Statements

The June 30, 2010 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This quarterly report has not been reviewed by the Company’s auditors as is normally done.  This quarterly report on Form 10-Q should be read in conjunction with Annual Report on Form 10-K for Excellency Investment Realty Trust, Inc. ("Excellency" and "the Company") for the year ended December 31, 2009. The December 31, 2009 consolidated balance sheet is derived from the audited balance sheet included therein.

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

FIN 46R, which amended FIN 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. White Knight Management, LLC is now considered a VIE and the Company its primary beneficiary both as of June 30, 2010 and 2008.

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

Consulting services by Mr. Mladen for the Company commenced on May 1, 2010, and shall continue for eighteen  (18) months until October 31, 2011.   At end of term, any extensions will be negotiated between Mr. Mladen and the Company.

The following duties and responsibilities shall be competently performed by the Mr. Mladen:

Review and advise on all insurance policies and claims on same;
Research new real estate projects that the Company may be interested in adding to its portfolio;
Assist Company in obtaining financing for new projects; and
Other duties as deemed necessary by Company.

Mr. Mladen shall work part-time, both at Company’s offices and via telecommuting, such hours as are required by the Company for Mr. Mladen to competently perform the duties of this agreement.

The Company shall make payment to Mr. Mladen a set amount as compensation for services rendered.  The Consultant agrees to accept the sum of $31,200 per year, payable weekly in the amount of $600.  In addition to the above compensation, Mr. Mladen will be entitled to health insurance, as well as commissions / bonuses which will be negotiated for consummated property purchases brought to the Company by the consultant and loans negotiated or refinanced through efforts by the consultant.

NOTE 2 - BASIS OF PRESENTATION AND CHANGES IN OR NEW ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through June 30, 2010. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The accompanying consolidated financial statements include accounts of White Knight Management, LLC. in which the Company has a controlling financial interest.   The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest. The Company has determined that White Knight Management, LLC is a VIE and that the Company is the primary beneficiary as of June 30, 2010 and 2009.

Loss Per Common Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock and treasury shares were not included in the computation of diluted loss per share because that would have diluted earnings per share that had a basic loss per share of $0.03 and $0.03, for the six months ended June 30, 2010 and 2009, respectively.

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

In May 2009, the FASB issued subsequent event guidance. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). This guidance requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. This pronouncement was effective for the period ended June 30, 2010 and has been adopted in this filing.

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

Note 3 – GOING CONCERN

The Company has suffered recurring losses from operations. During the six months ended June 30, 2010, the Company had a net loss of ($1,259,407), and has a net accumulated deficit of $20,461,716 as of June 30, 2010, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2010 and December 31, 2009, the LP Notes payable were $1,801,354 and $1,893,052, respectively.

Principal payment maturities on the related party notes outstanding at June 30, 2010 are:

Fiscal
Year	Amount
2010	1,801,354
2011	-
2012	-
2013	-
Thereafter	-
Total	$1,801,354

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

The Mortgage Notes are collateralized by each respective Property.  David Mladen, the Company's majority stockholder, has guaranteed up to 5% of the outstanding balance of the principal with interest for the life of the loan. The Company incurred approximately $178,000 of deferred financing costs related to these loans, which is being amortized over the life of the mortgage notes payable (twelve years). Amortization expense, calculated using the effective interest method, was $6,954 and $6,682 for the six months ended June 30, 2010 and 2009, respectively.

The following sets forth the amounts outstanding on each of the Notes as of June 30, 2010, and the required monthly principal and interest payments:

	Monthly	Mortgage
	Principal &	Prin. Bal.
Property	Interest	6/30/2010

56 Webster	2,763	449,208
270 Laurel	11,513	1,871,700
252 Laurel	3,362	546,537
243 - 255 Laurel	6,493	1,055,639
21 Evergreen	4,053	658,838
117-145 S. Marshall	8,243	1,340,137
154-160A Collins	7,507	1,220,348
360 Laurel	3,408	554,024

	47,342	7,696,431

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

Principal payment maturities on the mortgage outstanding at June 30, 2010 are:

Fiscal
Year	Amount
2010	67,680
2011	142,667
2012	150,903
2013	158,845
2014	167,206
Thereafter	7,009,130
Total	$7,696,431

Note 5 – RELATED PARTY TRANSACTIONS

Rent-Free Apartments

The Company provided a rent-free apartment to David Mladen, its majority shareholder and an officer and director. As a result, the Company has recorded compensation expense to David Mladen in the aggregate amount of $3,000, for the six months ended June 30, 2010 and 2009, which was the fair value of apartment rental.

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

As of June 30, 2010, the Resale Registration Statement had still not been filed, and the accrued liability of $1,080,000 had been recorded, resulting in a balance of $7,664,000.

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

In 2010 the Company has been late in one of its periodic filings with the Securities and Exchange Commission ("SEC"). Accordingly, the Company may be ineligible for quotation by an NASD member if it is delinquent two more times in its periodic filings with the SEC during the applicable 24-month period.

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

Note 8 – PROPERTY, PLANT AND EQUIPMENT

Property, Equipment, Land, Buildings and Improvements are recorded at cost.  Buildings and Improvements are depreciated over 27.5 years using the straight line method of depreciation.  Depreciation expense was $103,484 for the six months ended June 30, 2010 and 2009, respectively.  Total accumulated depreciation was $1,819,749 and $1,760,928 as of June 30, 2010 and December 31, 2009 respectively.  Expenditures for maintenance and repairs, which do not generally extend the useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of income in the year of disposal.

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

Included in the balances consolidated are a line of credit with a balance of $73,715 and $67,986 as of June 30, 2010 and December 31, 2009, respectively.  Also consolidated are cash balances of approximately $0 and $3,000 at June 30, 2010 and December 31, 2009, respectively.  Since Excellency Investment Realty Trust does not own any interest in White Knight Management, the interest expense recorded on the line of credit is excluded from net income on the consolidated statement of operations.

Note 10 – SUBSEQUENT EVENTS

There are no subsequent events to report as of the date of this filing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The discussion and financial statements contained herein are for the three and six months ended June 30, 2010 and 2009.  The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

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

Included in the balances consolidated are a line of credit with a balance of $73,715 and $67,986 as of June 30, 2010 and December 31, 2009, respectively.  Since Excellency Investment Realty Trust does not own any interest in White Knight Management, the interest expense recorded on the line of credit is excluded from net income on the consolidated statement of operations.

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

The following sets forth certain material terms of each of the Notes as of June 30, 2010:

	Monthly	Mortgage
	Principal &	Prin. Bal.
Property	Interest	6/30/2010

56 Webster	2,763	449,208
270 Laurel	11,513	1,871,700
252 Laurel	3,362	546,537
243 - 255 Laurel	6,493	1,055,639
21 Evergreen	4,053	658,838
117-145 S. Marshall	8,243	1,340,137
154-160A Collins	7,507	1,220,348
360 Laurel	3,408	554,024

	47,342	7,696,431

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

As of June 30, 2010, the total amount due under the LP Notes was $1,801,354.

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

As of June 30, 2010, the Resale Registration Statement had still not been filed, and the accrued liability of $1,080,000 had been recorded, resulting in a balance of $7,664,000.

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

Results of Operations

As of June 30, 2010 and 2009 we owned interests in eight Properties.  Details on the Properties are as follows:

		30-Jun-10	30-Jun-09
Name of Property	Units	Occupancy %	Occupancy %

252 Laurel St	18	89%	94%
Hartford,06105

243 Laurel St	34	94%	91%
Hartford,06105

255 Laurel St
Hartford,06105

270 Laurel St	77	82%	96%
Hartford,06105

117-145 S.Marshall	43	100%	100%
Hartford,06105

154-160A Collins St	41	80%	95%
Hartford,06105

56 Webster St	16	94%	88%
Hartford, 06114

360 Laurel St	18	0%	0%
Hartford,CT	Under Renovation

21 Evergreen	24	96%	96%
Hartford, 06105

Comparison Of Operations For The Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

The following summarizes changes in our operations for the three-month periods ended June 30, 2010 and 2009.  We had a net loss of $664,048 for three month period ended June 30, 2010, compared to a net loss of $526,478 for the same period in the prior year.  One of the main reasons for this increase was an increase in utilities costs and lower occupancy.

Rental Revenue

Revenues decreased $24,472, to $438,705 from $463,177, or approximately 5%, in the three-month period ended June 30, 2010, compared to the same period in the prior year.  This decrease was primarily related to the vacancy factors.

Property Operating Costs

Property operating costs increased $164,194, to $321,451 from $157,257, or approximately 104%, in the three-month period ended June 30, 2010, compared to the same period in the prior year.  The increase was primarily related to an increase in utility costs.

General and Administrative

General and administrative expense decreased $47,625, to $46,089 from $93,714, or approximately 51%, in the three-month period ended June 30, 2010, compared to the same period in the prior year.  The decrease was primarily related to a reduction in professional fees.

Depreciation and Amortization

Depreciation and amortization expense in the three-month period ended June 30, 2010 was $55,284 as compared to $55,115, for the prior year.

Interest Expense

Interest expense decreased $3,090, to $141,985 from $145,075, or approximately 2%, in the three-month period ended June 30, 2010, as compared to same period in 2009.  The reason for this decrease was primarily related to principal reductions.

Loss on Registration Rights Penalty

In the three-month period ended June 30, 2010, we had a loss on registration rights penalty of $540,000, resulting from our failure to satisfy certain registration requirements, as further described in the "Liquidated Damages" section above.  For the same period in 2009, the loss was $540,000.

Comparison Of Operations For The Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

The following summarizes changes in our operations for the six-month periods ended June 30, 2010 and 2009.  We had a net loss of $1,259,407 for six month period ended June 30, 2010, compared to a net loss of $1,106,699 for the same period in the prior year.  One of the main reasons for this increase was an increase in utilities costs and lower occupancy.

Rental Revenue

Revenues decreased $39,548, to $884,282 from $923,830, or approximately 4%, in the six-month period ended June 30, 2010, compared to the same period in the prior year.  This decrease was primarily related to the vacancy factors.

Property Operating Costs

Property operating costs increased $202,077, to $555,531 from $353,454, or approximately 57%, in the six-month period ended June 30, 2010, compared to the same period in the prior year.  The increase was primarily related to an increase in utility costs.

General and Administrative

General and administrative expense decreased $92,083, to $114,358 from $206,441, or approximately 45%, in the six-month period ended June 30, 2010, compared to the same period in the prior year.  The decrease was primarily related to a reduction in professional fees and insurance.

Depreciation and Amortization

Depreciation and amortization expense in the six-month period ended June 30, 2010 was $110,438 as compared to $110,166, for the prior year.

Interest Expense

Interest expense increased $5,753, to $289,018 from $283,265, or approximately 2%, in the six-month period ended June 30, 2010, as compared to same period in 2009.  The reason for this increase was primarily related to principal fluctuations of related party debt.

Loss on Registration Rights Penalty

In the six-month period ended June 30, 2010, we had a loss on registration rights penalty of $1,080,000, resulting from our failure to satisfy certain registration requirements, as further described in the "Liquidated Damages" section above.  For the same period in 2009, the loss was $1,080,000.

Liquidity and Capital Resources

As of June 30, 2010, our cash and cash equivalents were $19,859  This represents a decrease of $12,729 from the beginning of our fiscal year.  All cash and cash equivalents are held in money market or checking accounts.

As of June 30, 2010, we had a net stockholders' deficit of $17,954,295.

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

Critical Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Excellency Investment Realty Trust, Inc., its controlled subsidiaries comprised of certain Limited Partnerships (see Note 1), and Eternal Enterprise, Inc. (wholly owned in the aggregate by the Limited Partnerships) (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Eternal as a result of the Reverse Merger. The Company records minority interest for the non-owned portions of consolidated subsidiaries, however, these subsidiaries have not generated any income to warrant the recording of such minority interests through June 30, 2010. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

The accompanying consolidated financial statements include accounts of White Knight Management, LLC. in which the Company has a controlling financial interest.   The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such a special purpose entity ("SPE"), through arrangements that do not involve voting interest. The Company has determined that White Knight Management, LLC is a VIE and that the Company is the primary beneficiary as of June 30, 2010 and 2009.

Loss Per Common Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the applicable period. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. The common stock equivalents for the Company's preferred stock and treasury shares were not included in the computation of diluted loss per share because that would have diluted earnings per share that had a basic loss per share of $0.03 and $0.03, for the six months ended June 30, 2010 and 2009, respectively.

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

Going Concern

The Company has suffered recurring losses from operations. During the six months ended June 30, 2010, the Company had a net loss of ($1,259,407), and has a net accumulated deficit of $20,461,716 as of June 30, 2010, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management does plan to raise capital through any combination of debt and equity financing. However, the Company has no assurance that sufficient cash flow will be generated in the future to meet its operating requirements. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commercial Commitments

Our contractual obligations, as of June 30, 2010, were as follows:

		Less than			Over
	Total	1 year	2-3 years	4-5 years	5 years
Mortgage notes payable	7,696,431	67,680	293,570	326,051	7,009,130
Promissory notes payable - related party	1,801,354	1,801,354	-	-	-
Line of credit	73,715	73,715	-	-	-

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

During our review of controls for the audited period ended December 31, 2009, and in the process of preparing our Annual Report, our management discovered that there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the preparation of the Annual Report were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principals (GAAP); (iii) inadequate security over information technology and (iv) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses, and still exist as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the six month period ended June 30, 2010, and subsequent period through the date hereof, we did not issue any unregistered securities.

Item 3.	Defaults Upon Senior Securities.

During the six month period ended June 30, 2010, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the six month period ended June 30, 2010, or subsequent period through the date hereof.

Item 5.	Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three month period ended June 30, 2010, or subsequent period through the date hereof, that we did not report.

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

EXCELLENCY INVESTMENT REALTY TRUST, INC.

Date: August 20, 2010	By:	/s/ Gorica Adduci
Gorica Adduci
Chief Executive Officer

	By:	/s/ Richard Pelletier
Richard Pelletier
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gorica Adduci	President, Chief Executive Officer and Director	August 20, 2010
/s/ Richard Pelletier	Chief Financial Officer	August 20, 2010