Form 10-Q/A
period 2010-06-30
EXCELLENCY INVESTMENT REALTY TRUST, INC.
filed 2010-08-30
CIK 1286218

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

This amendment of form 10Q is being filed to remove a statement in Note 1 to the unaudited financial statements that stated our quarterly report was not reviewed by the Company’s auditors. The report was in fact reviewed by the Company’s auditors and this statement was an error. Our company auditors gave us their consent to file the 10Q, but they and the company missed the incorrect statement about the report not being reviewed.

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

EXCELLENCY INVESTMENT REALTY TRUST, INC.

Date: August 27, 2010	By:	/s/ Gorica Adduci
Gorica Adduci
Chief Executive Officer

	By:	/s/ Richard Pelletier
Richard Pelletier
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gorica Adduci	President, Chief Executive Officer and Director	August 27, 2010
/s/ Richard Pelletier	Chief Financial Officer	August 27, 2010